Form 10-K
period 1993-12-31
ALLNET COMMUNICATION SERVICES INC
filed 1994-03-30
CIK 716612

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      FOR THE FISCAL YEAR ENDED:   DECEMBER 31, 1993

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from           to

                     Commission file number:   1-11966

                     ALLNET COMMUNICATION SERVICES, INC.
            (Exact name of registrant as specified in its charter)

MICHIGAN                                              36-3098226
(State of incorporation)                              (IRS Employer ID No.)

30300 Telegraph Road, Bingham Farms, Michigan         48025
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (810) 647-6920

Securities registered pursuant to Section 12(b) of the Act:
        Title of each class          Name of each exchange on which registered
9% Senior Subordinated Notes due 5/15/03         American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes____X____    No_________

At February 21, 1994, all 1,000 outstanding shares of the registrant's common stock were held by ALC Communications Corporation.

As of February 21, 1994, the registrant had 1,000 shares of Common Stock outstanding.

        OMMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

The registrant meets the conditions set forth in General Instruction (J) (1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                     PART I


ITEM 1.             BUSINESS


                   (A) GENERAL DEVELOPMENT OF BUSINESS


                           Combined Network, Inc., the predecessor of Allnet
Communication Services, Inc., a Michigan corporation ("Allnet" or the "Registrant"), was founded in Chicago, Illinois in 1980. Its name was changed to Allnet Communication Services, Inc. in 1983. On December 19, 1985, Allnet and Lexitel Corporation ("Lexitel"), two long distance companies, became affiliated and commenced business as a wholly owned subsidiary of ALC Communications Corporation, a Delaware corporation ("ALC"). Allnet now has the former businesses and operations of both Allnet and Lexitel. ALC conducts no other business other than its position as a holding company for its subsidiary, Allnet.

                           Unless the context otherwise requires, the term
"Company" includes ALC, its wholly owned subsidiary, Allnet, and all of the wholly owned subsidiaries of Allnet. The principal executive offices of the Company are located at 30300 Telegraph Road, Bingham Farms, Michigan 48025 (313/647-4060).

                           In the summer of 1990 the Company had begun an
overall refinancing (the "Refinancing") of substantially all of its funded debt and in 1992 concluded the second phase of the Refinancing by substantially deferring or reducing the debt service obligations of the Company.

                           In August 1992, the Company's then majority
shareholder, Communications Transmission, Inc. ("CTI") conveyed the ALC Common Stock (the "Common Stock or "ALC Stock"), Class B Preferred Stock (the "Class B Preferred") and Class C Preferred Stock (the "Class C Preferred") it owned to NationsBank of Texas, N.A., The First National Bank of Chicago, National Westminster Bank USA, CoreStates Bank, N.A. and First Union National Bank of North Carolina (the "Banks") pro-rata in exchange for the release of certain portions of CTI's obligations to each of the Banks. The Banks, in the aggregate, acquired all of the outstanding Class B Preferred and Class C Preferred, as well as 14,324,000 shares of Common Stock. In October 1992, the Company completed a stock offering (the "1992 Equity Offering") for 9,863,600 shares of Common Stock, a portion of which resulted from the exchange of the Class A Preferred Stock (the "Class A Preferred") held by individual stockholders and the remainder of which was due to Common Stock held by other entities, including the Banks. The Banks sold, in the aggregate, 3,000,000 shares of Common Stock in the 1992 Equity Offering.

                           In January 1993, the Company filed a registration
statement (the "shelf registration") under the Securities Act of 1933, as amended (the "Securities Act") to permit the sale, from time to time, of up to 19,500,909 shares of Common Stock held by certain stockholders, including the Banks, or issuable upon exercise of certain outstanding warrants or conversion of outstanding Class B Preferred and Class C Preferred. Pursuant to the shelf registration, in March 1993, the Company completed a stock offering (the "March 1993 Equity Offering") whereby the Banks and the Prudential Insurance Company of America ("Prudential") sold an aggregate of 10,350,000 shares of Common Stock to the public. As part of the March 1993 Equity Offering, the Banks converted all outstanding shares of Class B Preferred and Class C Preferred to Common Stock. The Class B Preferred and Class C Preferred were retired effective March 25, 1993. The Banks subsequently reduced their ownership interest in the Company to a minimal position through subsequent sales and the transfer of other shares to Prudential by four of the five Banks. In February 1994 the one remaining Bank, First Union National Bank of North Carolina, sold shares in a series of brokerage transactions, then transferred the remaining balance of shares to or as directed by Prudential.

                           In May 1993, the Company completed an offering of
$85.0 million principal amount 9% Senior Subordinated Notes ("1993 Notes") and in June 1993 redeemed all of the 11-7/8% Subordinated Notes then outstanding, which were issued as part of the note exchange offer which occurred during the 1992 phase of the Refinancing.

                           As of June 30, 1993, the Company executed an
agreement for a $40.0 million line of credit (the "Revolving Credit Facility"), replacing the Company's prior revolving credit facility.

                           Effective December 31, 1993, the Company redeemed
the issued and outstanding Class A Preferred Stock (the "Class A Preferred"). Following such redemption, the Class A Preferred was retired effective January 4, 1994. For more detailed information regarding stock ownership in the Company, reference is hereby made to "Item 13. Certain Relationships and Related Transactions."

                           In July 1993, the Company acquired the specialized
800 customer base of Call Home America, Inc. Call Home America, Inc. had approximately 50,000 customers, including parents of college students and frequent travelers, who continue to receive services under the Call Home America(R) name. These customers, who were then generating annualized revenue of approximately $20 million, are also able to utilize a wide range of other telecommunications services from the Company.

                   (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


                           The Company operates in one industry segment.  All
significant revenues relate to sales of telecommunication services to the general public.


                   (C) NARRATIVE DESCRIPTION OF BUSINESS

                           ALC is the holding company for Allnet and conducts
no other business. Allnet provides long distance telecommunications services primarily to commercial and, to a lesser extent, residential subscribers in the majority of the United States and completes subscriber calls to all directly dialable locations worldwide. Allnet is one of the few nationwide carriers of long distance services and in 1993 carried in excess of 800 million calls over its network.

                           The Company operates its own switches, develops and
implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems. The Company focuses on a highly profitable segment of the long distance industry with high operating margins, specifically, commercial accounts, whose calling volume consists primarily of calls made during regular business hours which command peak-hour pricing.

                           Commercial subscribers tend to make most of their
calls on weekdays during normal business hours, while the Company's residential subscribers tend to make most of their calls in the evening and on weekends, when business usage is lowest. Neither commercial nor residential subscribers' access to the Company's service is limited as to the time of day or day of week.

                           SEASONALITY

                           The Company experiences certain limited seasonality
in the use of its services due to periods where commercial subscribers experience higher levels of time-off by their employees, such as during national holidays and vacation periods. Fewer business days during a calendar month will also impact usage. The Company will experience decreased commercial usage resulting from these factors. Seasonality in usage from residential subscribers tends to vary with the return of students to college and national holidays. The Company will experience increased residential usage resulting from these factors.

                           PRODUCTS AND SERVICES

                           The Company provides a variety of long distance
telephone products and services to commercial and residential subscribers nationwide. The bulk of the Company's revenue is derived from outbound and inbound long distance services which are all under the "Allnet(R)" trademark. Many of the Company's products, however, differ from those of certain of its competitors due to the level of value-added services the Company offers, the flexibility of product pricing to maintain competitiveness and its broader geographic reach.

                           The variety of products offered are categorized by
the Company based upon certain primary characteristics: pricing, value-added services, reporting and 800 Services.

                           Pricing. All of the Company's customers are
identified by their telephone number, dedicated trunk or validated access code, and have a rating which is used to determine the price per minute that they pay on their outbound or inbound long distance calls. Rates typically vary by the volume of usage, the distance of the calls, the time of day that calls are made, the region that originates the call, and whether or not the product is being provided on a promotional basis. The outbound commercial product line is broken into three major types of services.

                           Regional: Rates vary by area code or region and subscribers pay a flat rate for all long distance calls within these area codes or regions. Rates are determined by competitive positioning and vary according to the regions which the Company currently services. These products are priced at the area code level, and rates offered on these products are the primary method used to compete with small and more regionalized carriers.

                           Nationwide: Rates are by mileage bands set at a distance around the call initiating point.

                           Long Haul: Rates are designed for users who tend to make substantial bicoastal and international calls. These products offer distance-insensitive domestic pricing and two time-of-day period rates, along with aggressive international pricing options.

                           The Company's outbound residential product line is
made up of Allnet "Dial 1" Service which also has two special discount options to service employees of commercial accounts ("EBP") and members of associations ("ABP").

                           Different rates are applied to inbound telephone
services than to outbound telephone services. The inbound product line is provided for commercial accounts which use 800 telephone numbers to receive and pay for calls from customers and potential prospects and for residential accounts wishing similar type services.

                           Value-added Services. When customers subscribe to
value-added services on the Company's network, their calls are charged a fee based on the services provided. Customers access value-added services through Allnet Access(R), which is an interactive voice response system that allows subscribers to interact with the phone system by pressing numbers on the telephone. Allnet Access(R) is a customized platform or menu from which customers select the desired services to which they have subscribed. For example, a customer who would like to deliver a prerecorded message would dial an Allnet Access(R) 800 number or through a new streamlined dialing method known as "00 Platform" from an Allnet presubscribed Touch Tone(R) telephone and select "call delivery" from the voice menu. If the customer had subscribed to other services, these services would be offered on the menu as well. Once the customer makes a selection, the call is routed and charged accordingly.

                           The Company's value-added services are aimed
primarily at the business subscriber, although the Company also offers products for residential customers. Value-added services include: Allnet Call Delivery(R), a message delivery service which enables a customer to send a prerecorded message to a number; VoiceQuote, an interactive stock quotation service; Allnet InfoReach(R), numerous audio/text programs such as news and weather; a voice mail service; Option USA(R), a service to provide calls to the U.S. from selected international locations on Allnet Access(R); and three different teleconferencing services.

                           During 1992 the Company launched a full spectrum of
facsimile services including Allnet Broadcast FAX(R), which allows the customer to send or fax documents to multiple locations at the same time; fax on demand, which allows the customer to make a fax document available to people who call an 800 number; fax mail, which allows a customer to receive facsimile messages in a fax mailbox and pick them up at a later date; PC software, which allows the customer to manage his facsimile lists and documents from a PC; and special international pricing to accommodate short duration facsimile traffic.

                           During 1993 the Company began to focus on mobile
products and services, offering MobileLine, the resale of cellular service provided by the regional Bell Operating Companies ("BOCs"), along with consolidated billing. In addition, the Company currently plans to introduce PageLine, a nationwide paging resale and consolidated billing product, in the second quarter of 1994.

                           Reporting. The Company offers its customers a
variety of billing options and media (two sizes of paper invoices [8-1/2X11 or 4X7 inches], diskette, and magnetic tape) aimed primarily at business customers. When a new commercial account is opened, the customer is offered the opportunity to custom design the format of its reports. For example, the Company can include company accounting codes or internal auditing codes for each call made with each billing statement. If a customer would like to change a particular reference code for a telephone line, the code can be changed automatically. The Company's primary product in this area is Allnet ESP(R) or Executive Summary Profile. A typical Allnet ESP(R) statement breaks out calls in a number of ways: by initiating caller number, by terminating number, by ranking, by department, by frequently dialed number/area/country or by time of day. Allnet customers pay a fixed monthly fee for these custom-tailored billing services. In late 1992, Allnet ESP(R) II was launched which gives customers graphic reports of traffic patterns on a nationwide basis by state, within state by area of dominant influence ("ADI") and within ADI by zip code. The Company believes this will be useful to certain customers for direct response and customer service applications.

                           In mid-1992, the Company also launched its
proprietary personal computer reporting service Allnet Invoice Manager(sm) ("AIM") which allows customers to design their own reports, prepare separate itemized bills, do mark-up reporting and generate numerous other customized reports.

                           800 Services. The Company greatly expanded its 800
product offerings, capitalizing on opportunities resulting from FCC mandated portability in May 1993 (which allows customers to select a different long distance carrier without changing their 800 number). These new offerings include area code blocking and routing; time of day routing; Home
Connection 800(sm), fractional 800 service which allows residential customers to acquire 800 service utilizing a 4 digit security Personal Identification Number ("PIN");

Multi-Point(sm) 800 services, which allow the customer to use accounting codes on an 800 number or route a single 800 number to numerous locations simultaneously; Follow-Me 800, which allows a customer to change his routing from a Touch Tone(R) telephone; and TargetLine(sm) 800, which routes calls to the closest location and provides custom prompts based upon a customer specific database. To supplement the Company's internal growth in this market, the Company also will evaluate strategic external growth opportunities. For example, in July 1993, the Company acquired the specialized 800 customer base of Call Home America, Inc. These customers, who were then generating annualized revenue of approximately $20 million, are also able to utilize a wide range of other telecommunications services from the Company.

                           TRANSMISSION

                           The Company endeavors to have sufficient switching
capacity, local access circuits and long distance circuits at and between its network switching centers to permit subscribers to obtain access to the switching centers and its long distance circuits on a basis which exceeds industry standards regarding clarity, busy signals or delays.

                           The network utilizes fiber optic and digital
microwave transmission circuits to complete long distance calls. With the exception of a digital microwave system located in California for which Allnet holds the Federal Communications Commission ("FCC") licenses, such facilities are leased on a fixed price basis under both short and long term contracts.
The California microwave facilities are on leased real estate and are subject to zoning and other land use restrictions. In recent years abundant availability and declining prices have dictated a strategy of generally obtaining new capacity for terms between six months and one year. While the Company has several long term contracts, these contracts have either annual "mark-to-market" clauses or, in one case, a "most favored nation" clause.
These provisions function to keep the price the Company pays at or near current market rates. An important aspect of the Company's operation is planning the mix of the types of circuits and transmission capacity to be leased or used for each network switching center so that calls are completed on a basis which is cost effective for the Company without compromising prompt service and high quality to subscribers. Over 99% of the Company's domestic traffic is carried on owned or leased facilities ("on-net").

                           In establishing a network switching center, the
Company can select equipment with varying capacities in order to meet the anticipated needs of the service origination region(s) served by the center. The equipment used by the Company is, for the most part, designed to permit expansion to its capacity by the addition of standard components. If the maximum capacity of the equipment in any center is reached, the Company replaces it with higher capacity switching equipment and attempts to move the replaced unit to a network switching center in a different service origination region. The Company is dependent upon the local telephone company for installing local access circuits and providing related service when establishing a network switching center. As of December 31, 1993, the Company had 16 network switching centers which originate traffic in all Local Access Transport Areas ("LATAs") in the United States. International service is provided through participation in the International Carrier Group ("ICG") with three other major long distance companies. The ICG in turn contracts with other long distance companies and foreign entities to provide high quality international service at competitive rates.

                           MARKETING

                           Approximately 60% of the Company's employees are
engaged in sales, marketing or customer services. The Company markets its services and products through personal contacts with an emphasis on customer service, network quality, value-added services, reporting, rating and promotional discounts. Allnet currently operates a sales network with 48 offices in the United States. The Company employs 866 sales, marketing and customer service individuals. Field sales representatives focus on making initial sales to commercial users. They solicit business through face-to-face meetings with small- to medium-sized businesses. Each field sales representative earns a commission dependent on the customer's usage and value-added services. The Company's sales strategy is to make frequent personal contact with existing and potential customers.

                           The prices and promotions offered for the Company's
services are designed to be competitive with other long distance carriers. Prices will vary as to interstate or intrastate calls as well as with the distance, duration and time-of-day of a call. In addition, the Company may offer promotional discounts based upon duration of commitment to purchase services, incremental increases in service or "free" trial use of the many value-added and reporting services. Volume discounts are also offered based upon amount of monthly usage in the day, evening and night periods or based solely on total volume of usage.

                           The Company has three groups which provide ongoing
customer service designed to maximize customer satisfaction and increase usage. First, customer service personnel located in Southfield, Michigan are available telephonically free of charge 24 hours a day, seven days a week. Second, a customer service center in Columbus, Ohio processes calls from customers with significant usage levels who have been enrolled in the Company's "Select Service" programs. Third, communications specialists located at the sales offices provide personal service to large commercial accounts.

                           The Company services more than 295,000 customers.
Of these customers, approximately 137,000 are commercial accounts, with the remainder being residential accounts. During the past two years, the Company has become more geographically diversified, adding new markets as necessary. The Company is currently focusing on an agent program to increase customer acquisition in specific target markets.


                           COMPETITION AND GOVERNMENT REGULATION

                           Competition is based upon pricing, customer service,
network quality and value-added services. The Company views the long distance industry as a three tiered industry which is dominated on a volume basis by the nation's three largest long distance providers: American Telephone and Telegraph Company ("AT&T"), MCI Telecommunications Corporation ("MCI") and Sprint Communications, Inc. ("Sprint"). AT&T, MCI and Sprint, which generate an aggregate of approximately 88% of the nation's long distance revenue of $65 billion, comprise the first tier. Allnet is positioned in the second tier with four other companies with annual revenues of $250 million to $1.5 billion each. The third tier consists of more than 300 companies with annual revenues of less than $250 million each, the majority below $50 million each. Allnet targets small- and medium-sized commercial customers ($100 to $50,000 in monthly long distance volume) with the same focus and attention to customer service that AT&T, MCI and Sprint offer to large commercial customers. Allnet is one of the few long distance companies with the ability to offer high quality value-added services to small- and medium-sized commercial customers on a nationwide basis. A number of the Company's competitors are primarily regional in nature, limited by the size of their transmission systems or dependent on third parties for their billing services and product offerings.

                           Generally, the current trend is toward lessened
regulation for both the Company and its competitors. Regulatory trends have had, and may have in the future, both positive and negative effects upon Allnet. For example, more markets are opening up to Allnet, as state regulators allow Allnet to compete in markets from which it was previously barred. On the other hand, the largest competitor, AT&T, has gained increased pricing flexibility over the years, allowing it to price its services more aggressively.

                           As a nondominant Interexchange Carrier ("IXC"), the
Company is not required to maintain a certificate of public convenience and necessity with the FCC other than with respect to international calls, although the FCC retains general regulatory jurisdiction over the sale of interstate long distance services by IXCs, including the requirement that calls be charged on a nondiscriminatory, just and reasonable basis. Although the FCC had previously ruled that nondominant carriers, such as Allnet, do not need to file tariffs for their interstate service offerings, a recent Court of Appeals decision has vacated that FCC ruling. The impact of the Court of Appeals decision on Allnet was minimal and primarily administrative in nature. Allnet has already taken any necessary steps to comply with that decision, including filing an interstate tariff with the FCC. The FCC has since adopted reduced requirements regarding the filing of tariffs for non-dominant carriers, including Allnet. The Company believes that it has operated and continues to operate in compliance with all applicable tariffing and related requirements of the Communications Act of 1934, as amended.

                           In the FCC decision implementing certain provisions
of the Telephone Operator Consumer Services Improvement Act ("TOCSIA"), Allnet was designated subject to the payment of charges by "private payphone owners." Allnet presently is challenging that designation with the FCC and in the courts, as it does not believe that it is engaged in the sort of activity intended to be regulated under TOCSIA.

                           In addition, by virtue of its ownership of
interstate microwave facilities located in California (as described in "Transmission"), Allnet is subject to the FCC's common carrier radio service regulations.

                           In 1984, pursuant to the AT&T Divestiture Decree,
AT&T divested its 22 Bell Operating Companies ("BOCs"). In 1987, as part of the triennial review of the AT&T Divestiture Decree, the U.S. District Court for the District of Columbia denied the BOCs' petition to enter, among other things, the long distance ("inter-LATA") telecommunications market. The District Court's ruling was appealed to the United States Court of Appeals for the District of Columbia which, in 1990, affirmed the District Court's decision to retain the inter-LATA prohibition for the BOCs.

                           Currently pending before Congress is legislation
that would allow the BOCs into the inter-LATA business in competition with long distance carriers, such as Allnet. The recently introduced "Brooks-Dingell Bill" (in the House of Representatives, H.R. 3626) and the "Hollings Bill" (in the Senate, S. 1822) set forth various time frames and certain entry requirements for the BOCs to enter certain markets, including the long distance market, from which the BOCs are currently barred under the AT&T Divestiture Decree. As initially proposed, the Brooks-Dingell Bill would allow entry into various segments of the long distance business when various combinations of conditions and timing requirements have been satisfied. Some entry requirements may be successfully applied almost immediately upon the passage of the bill, while others may not be applied until 18 months or 60 months have passed. In contrast, as initially proposed, the Hollings Bill would require that long distance only be offered by a BOC through a separate subsidiary, but only after the FCC, after consultation with the Attorney General, finds that the BOCs have met certain entry requirements. Under the Hollings Bill, there is one set of entry tests for "out-of-market" services, and another for "in-market" services. To allow a BOC to provide long distance service outside of its market area through a separate subsidiary, the FCC must find there is no substantial possibility that the BOC could use its market power to impede competition in the long distance market that the BOC seeks to enter. To allow a BOC to provide long distance service in its local market (i.e., where it provides telephone exchange or exchange access services), the FCC must make additional findings that the BOC has opened up its local network to competitors, and that it faces actual and demonstrable competition based on objective standards of competitive penetration set forth in the Hollings Bill. It cannot be determined at this time whether these or other bills will be adopted or the timing of such adoption or, if adopted, whether the final legislation will be similar to either of these proposed bills. To the extent final legislation, if any, results in the BOCs being permitted to provide inter-LATA long distance telecommunications services and to compete in the long distance market, existing IXCs, including the Company, would likely face substantial additional competition from local BOC monopolies.

                           As part of the AT&T Divestiture Decree, the divested
BOCs were required to charge AT&T and all other carriers (including Allnet) equal per minute rates for "local transport" service (the transmission of switched long distance traffic between the BOCs' central offices and the IXCs' points of presence). BOC and other local exchange company ("LEC") tariffs for local transport service have been based upon these "equal per unit" rules since 1984, pursuant to the AT&T Divestiture Decree and the FCC's waiver of certain local transport pricing rules. Although the portion of the AT&T Divestiture Decree containing this rule ceased to be effective by its terms on September 1, 1991, the FCC had extended its effect until it concluded the rulemaking proceeding in which it considered whether to retain or modify the "equal per unit" local transport pricing structure. On September 17, 1992, the FCC voted to maintain the existing "equal per unit" pricing rules until late 1993. A two year interim would then begin. Based on the interim plan rates that have now taken effect as of January 1, 1994, Allnet does not anticipate a material impact during 1994 and 1995. To moderate IXC costs, the FCC has ordered that non-recurring charges for reconfiguring a carrier's access lines should be waived until May 1994, to accommodate the change in access pricing structure.

The FCC has left open the access rate structure issue for the post 1995 period. The FCC issued a Further

Notice of Proposed Rulemaking for consideration of a permanent rate structure to take effect beginning no earlier than late 1995. The FCC has also recently voted to allow expanding competition for monopoly local access through expanded local switched access interconnection. This could ultimately provide Allnet with alternatives to purchasing its local access from the monopoly local exchange carriers.

                           The FCC has issued orders stating that carriers,
such as Allnet, were entitled to refunds for overcharges paid to a number of local exchange carriers during the 1985-1986 and 1987-1988 periods. These awards have, in most cases, been paid to Allnet. Although these awards are in the aggregate significant, they are not a material portion of the Company's total access costs. Some local exchange carriers have appealed the orders and some of the awards which were paid are conditioned on the outcome of the appeals. In addition Allnet has pending claims for overcharges during the 1989-1990 period. Two of the four claims have been settled. At this time, Allnet is not aware of any pending rulings on the remaining claims.

                           The intrastate long distance telecommunications
operations of the Company are also subject to various state laws and regulations, including certification requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity as well as tariffs from regulatory authorities in most states in which it offers intrastate long distance services, and in most of these jurisdictions, must also file and obtain prior regulatory approval of tariffs for its intrastate offerings. At the present time, the Company can provide originating services to customers in all 50 states and the District of Columbia. Those services may terminate in any state in the United States, and may also terminate to countries abroad. Only 31 states have public utility commissions that actively assert regulatory oversight over the services currently offered by the Company. Like the FCC, many of these regulating jurisdictions are relaxing the regulatory restrictions currently imposed on telecommunication carriers for intrastate service. While some of these states restrict the offering of intra-LATA services by the Company and other IXCs, the general trend is toward opening up these markets to the Company and other IXCs. Those states that do permit the offering of intra-LATA services by IXCs generally require that end users desiring to access these services dial special access codes which place the Company and other IXCs at a disadvantage as compared to LEC intra-LATA toll service which generally requires no access code.

                           PATENTS

                           In December 1992, MCI filed a lawsuit in the United
States District Court for the District of Columbia against AT&T. The complaint seeks, among other things, a declaration that certain AT&T patents relating to basic long distance services, toll free "800" service, and other telephone services are invalid or unenforceable against MCI (and other similarly situated telecommunications providers). AT&T counterclaimed against MCI for patent infringement. Contemporaneously with the filing of its declaratory judgment action, MCI requested the court in the AT&T Divestiture Decree case to rule that AT&T should be barred from asserting its pre-divestiture patents to impede competition in the interexchange telecommunications market. Both of the foregoing actions are currently pending.

                           AT&T has generally indicated that it believes that
long distance telecommunications companies may be infringing on certain AT&T patents and has offered to license such patents. AT&T has numerous patents, some of which may pertain to the provision of services similar to those currently provided or to be provided by the Company or to equipment similar to that used or to be used by the Company. If it were ultimately determined that the Company has infringed on any AT&T patents and the Company is required to license such patents and pay damages for infringement, such costs could have an adverse effect on the Company.

                           EMPLOYEES

                           As of December 31, 1993, the Company employed  1,488
employees in the United States, none of whom were subject to any collective bargaining agreements.


ITEM 2.             PROPERTIES

                           On December 31, 1993, the Company had under lease
approximately 113,000 square feet of office space in Bingham Farms, Michigan for executive and administrative functions and approximately 43,000 square feet in Southfield, Michigan for customer service, collections, and data processing. The Company also leases approximately 290,000 square feet in the aggregate for sales and administrative offices, network switching centers and unmanned microwave sites in 90 other locations in the continental United States.

                           Most of the leased premises are for an initial term
of five-to-ten years with, in many cases, options to renew. All properties presently being used for operations of the Company are suitable, well maintained and equipped for the purposes for which they are used.


 ITEM 3.           LEGAL PROCEEDINGS

                   None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS

                   Omitted pursuant to General Instruction J.

                                    PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

                           Allnet is a wholly owned subsidiary of ALC.
Therefore, there is no established public trading market for the common stock, no par value, of Allnet (the "Allnet Common Stock").

                           Since its inception, Allnet has not declared or paid
any dividends on the Allnet Common Stock. The Company is allowed to pay dividends by the terms of its Revolving Credit Facility as long as (a) the sum of such dividend distribution does not exceed at any one time an amount equal to 30 percent of cumulative Net Adjusted Income (calculated after January 1,
1993) and (b) no default in payment of any Obligations or Event of Default exists at the time such distribution is made, or would be created by any such distribution (capitalized terms not otherwise defined herein are defined in the Revolving Credit Facility).

ITEM 6.            SELECTED FINANCIAL DATA

                           The following table sets forth for the indicated
fiscal years and periods ended, selected historical financial information for the Company. Such information is derived from financial statements presented in Part IV, Item 14. of this Annual Report on Form 10-K and should be read in conjunction with such financial statements and related notes thereto.

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
Selected Financial Data

                                                                  As of and for the years ended December 31,
                                                    -----------------------------------------------------------------
                                                               1993        1992        1991        1990        1989
                                                    -----------------------------------------------------------------
                                                                  (In thousands except per share data)
Income Statement Data:

  Revenue                                                       $436,432    $376,064    $346,873    $326,004    $333,765

  Income (loss) before extraordinary items
  and Cumulative Effect of Accounting Change                    $ 39,676    $ 13,826    $  2,717    ($19,643)   ($22,689)

  Income (loss) per common share before extraordinary items
  and Cumulative Effect of Accounting Change (1)                $   1.07    $   0.43      ($0.17)     ($2.29)    ($10.43)

  Net income (loss)                                             $ 45,686    $ 20,826    $  5,347    ($19,643)   ($21,324)

  Net income (loss) per common share (1)                        $   1.23    $   0.74      ($0.02)     ($2.29)     ($9.93)


Balance Sheet Data:

  Total assets                                                  $193,541    $143,266    $140,846    $149,375    $161,015

  Long term obligations (2)                                     $ 87,598    $ 83,950    $105,355    $181,450    $ 77,655

- -------------
(1)  1989 and 1990 have been restated to reflect the 1:5 reverse stock split.
(2)  1989 through 1992 include Class A Preferred Stock.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

        By 1993, ALC had completed a multi-year series of refinancing transactions which provided for the simplification and improvement of the debt and capital structure of the Company. ALC was successfully transformed from a Company that in 1990 was owned by a controlling interest stockholder, Communications Transmission, Inc. ("CTI"), and had an equity structure that included three issues of preferred stock. In addition, at December 31, 1990 the Company had a debt structure which required principal and interest payments of as much as $79 million in 1992, a level which could not be met from operating cash flow and therefore required significant refinancing actions.

        Accordingly, during 1992, the Company completed the Refinancing which included the rescheduling of substantially all debt, resulting in significantly reduced or deferred debt service obligations. In 1992, the Company's major debt instrument represented by the Company's Original Debentures, Replacement Debentures, PIK Debentures and accrued interest was replaced by 11 7/8% Subordinated Notes of Allnet ("1992 Notes"). As part of the restructuring of the Debentures, 3,400,000 ALC Common Stock warrants were issued representing 10.2% of the fully-diluted equity of ALC. These debentures were replaced in May 1993 with 9% Senior Subordinated Notes ("1993 Notes") which do not mature until May 2003. Additional debt including the $20.0 million Restructured Promissory Note and the approximately $8.0 million balance on the 1990 Note Agreements was paid in full. As a result, at December 31, 1993 ALC has a single debt instrument outstanding, $85.0 million of 9% Senior Subordinated Notes.

        During 1992, the Refinancing also included the restructuring and simplification of the equity of ALC. In August 1992, the equity interest of CTI represented by 14,324,000 shares of ALC Common Stock, and the ALC Class B and Class C Convertible Preferred Stock ("Preferred Stock") was transferred to a group of five banks ("Banks"). Subsequently such Preferred Stock was converted into 3,796,000 shares of ALC Common Stock.

        A series of stock offerings in 1992 and 1993 was used to facilitate the sale of substantially all of the shares held by the Banks. As part of the stock offering in October 1992, the Company also completed an Exchange Agreement which provided for the exchange of 2,144,044 Class A Preferred Shares for 6,399,227 shares of ALC Common Stock at an effective 40% discount.

        During 1992 and continuing throughout 1993, the Company achieved both the successful completion of the Refinancing and a significant financial turnaround which included twelve consecutive quarters of income through the quarter ended December 31, 1993. Net income grew from a level of $3.3 million for the first quarter of 1992 to $12.4 million for the fourth quarter of 1993. Net income for the year ended 1993 increased approximately 90% over the previous year (excluding the effect of the extraordinary item and cumulative effect of the accounting change in 1993). The results of operations for 1992 and 1993 reflect increases in both billable minutes and revenue and a significant reduction in operating expenses as a percent of revenue.


RESULTS OF OPERATIONS

        The Company reported net income of $45.7 million for the year ended December 31, 1993. This includes the impact of both the $13.5 million cumulative effect of a change in method of accounting for income taxes and the $7.5 million net loss related to early retirement of debt. Excluding these items, income for the year ended December 31, 1993 totalled $39.7 million on revenue of $436.4 million. This compares to net income of $20.8 million on revenue of $376.1 million and $5.3 million on revenue of $346.9 million for the years ended December 31, 1992 and 1991, respectively.

        Operating income increased from $23.9 million for the year ended December 31, 1991 to $40.7 million in 1992 to $68.9 million in 1993. This improvement is primarily the result of increased revenue from increased billable minutes and improved gross margin.


                                                                Operating Results as a Percent of Revenue
                                                                -----------------------------------------
                                                                        Year Ended December 31,
                                                                -----------------------------------------

                                                                   1993           1992            1991
                                                                   ----           ----            ----
Revenue                                                           100.0%         100.0%          100.0%
Communication services                                            (53.8)         (57.7)          (61.3)
                                                                  ------         ------          ------

  Gross Margin                                                     46.2           42.3            38.7

Sales, general & admin.                                           (27.5)         (28.5)          (28.2)
Depreciation & amort.                                              (2.9)          (3.0)           (3.6)
                                                                  ------         ------          ------

  Operating Income                                                 15.8%          10.8%            6.9%
                                                                  ------         ------          ------
                                                                  ------         ------          ------

REVENUE

        Revenue increased 16.1% to $436.4 million from 1992 to 1993 resulting from an 18.9% increase in billable minutes offset somewhat by a decrease in the revenue per minute. Revenue per minute decreased from 1992 to 1993 resulting from certain changes in the sales mix which were more than offset by additional efficiencies in network costs. Billable minutes have continued to increase since the third quarter of 1990 when compared to the same quarter in the prior year. Most importantly, billable minutes reached their highest level in 1993. The increase in billable minutes results from traffic generated by new customers and increased minutes per customer.

        Beginning in May 1993, the Company benefited from new traffic growth generated from the availability of 800 portability. Beginning in July 1993, the Company had additional revenue from the acquisition of the customer base of Call Home America, Inc. ("CHA") which represented 2.5% of the increase in revenue for the year ended December 31, 1993 compared to 1992. In addition, resellers contributed an additional $20.0 million to revenue during 1993.

        Revenue increased from $346.9 million in 1991 to $376.1 million in 1992. The 8.4% increase in revenue represents a 9.6% increase in billable minutes offset by a modest decrease in the revenue per minute. Revenue per minute decreased slightly from 1991 to 1992 resulting from lower unit prices which were more than offset by the impact of reduced cost of communication services as a percent of revenue.

        The revenue generated from customers' first full month of service in 1993 was 30.7% higher than in 1992 and 7.5% higher in 1992 than in 1991. The increased revenue from new sales along with revenue from existing customers is outpacing revenue lost from customer attrition. Attrition improved from 2.0% in 1991 to 1.8% in 1992. Attrition increased in 1993 to 2.4%, reflecting the change to the portability of 800 numbers from carrier to carrier.

        The provision for uncollectible revenue, which is deducted from gross revenue to arrive at reported revenue, was 1.9% for the year ended December 31, 1993, 3.0% for the year ended December 31, 1992, and 3.4% for the year ended December 31, 1991. During the last three years, procedures were implemented to improve the collection process and provide earlier detection of credit risks. Procedures include an expanded system for initial credit review and screening, monitoring of early usage levels on new accounts, modification of dunning and collection methods and timing, and improved collection processes on past due accounts.

COST OF COMMUNICATION SERVICES

        The cost of communication services increased from $212.7 million and $216.9 million to $234.8 million for the years 1991, 1992, and 1993, respectively. The increase in cost of communication services is due to the 18.9% and 9.6% increase in billable minutes in 1993 and 1992. These increases were offset by unit cost reductions for transmission capacity experienced in 1992 and further efficiencies gained during 1993.


        The cost of communication services decreased, however, as a percent of revenue from 61.3% for 1991 to 53.8% in 1993, the lowest rate in the Company's history. Switched access costs per hour as a percent of revenue declined 3.5% reflecting lower tariffed rates. A combination of the use of high volume, fixed price leased facilities to transmit traffic and reduced international costs through contractual agreements have contributed to this percentage decline. In addition, the Company has continued to reconfigure its network to optimize utilization.

        The Company's use of high volume, fixed price transmission capacity is significantly more cost effective than the use of measured services. By utilizing fixed price leased facilities to transmit traffic, the Company has successfully decreased its network costs without the capital expenditures associated with construction of its own fiber optic or digital microwave network. Over 99% of traffic traverses low cost "on-net" digital facilities.


OTHER EXPENSES

        Sales, general and administrative expense was $98.0 million, $107.3 million and $119.8 million for the years 1991, 1992 and 1993, respectively.

        Sales, general and administrative expense for 1993 increased $12.5 million or 11.7% compared to 1992. The increase reflects increased commissions, taxes other than income, and other expenses related to sales. Sales, general and administrative expense, however, declined as a percent of revenue which reflects management's continuing focus on cost containment. Procedures implemented to improve efficiencies and contain expenses included improved budgeting techniques, continued review of actual expenses against budgeted levels, incentive programs tied directly to achievement of budget objectives, and detailed review of general expense programs.

        Sales, general and administrative expense for 1992 increased $9.3 million or 9.5% compared to 1991. Sales expense increased 19.6% from 1991 which resulted from increased advertising and marketing expenses as well as increased commissions reflecting higher first full month revenue as well as enhancements to the commission plan to encourage customer retention. General and administrative expenses continued to decrease as a percent of net revenue.

        The increase in depreciation and amortization from $11.2 million in 1992 to $12.8 million in 1993 is primarily the result of depreciation on newly capitalized fixed assets and intangible assets reflecting the increase in capital expenditures in 1992 and 1993 and the purchase of CHA. The decrease from 1991 to 1992 reflected the termination of depreciation on analog multiplex and switch equipment, for which the Company provided a reserve, and the termination of depreciation as assets reach the end of their useful lives. These reductions in depreciation were partially offset by depreciation on assets capitalized during the period.

INTEREST EXPENSE

        Interest expense has dramatically decreased from $18.1 million in 1991 and $17.2 million in 1992 to $10.5 million in 1993. This resulted from reduced
interest related to the replacement of the   11 7/8% Subordinated Notes, which
had an effective interest rate of 13.6%, with the 9% Senior Subordinated Notes. In connection with the Refinancing, the Restructured Promissory Note and the 1990 Note Agreement were paid in full in 1993 and 1992, respectively. Interest expense also declined due to lower average balances on the Revolving Credit Facility, as well as lower interest rate charged under the new Revolving Credit Facility.


INCOME TAXES

        Effective January 1, 1993, the required implementation date, the Company adopted the Financial Accounting Standards Board Statement 109 "Accounting for Income Taxes" ("Statement 109"). Application of the new rules resulted in the recording of a net deferred tax asset and additional income of $13.5 million as of January 1, 1993, related primarily to the future tax benefits which are expected to be realized upon utilization of a portion of the Company's tax net operating loss carryforwards ("NOLs"). Statement 109 requires that the tax benefit of NOLs be recorded as an asset to the extent that management assesses that the realization of such NOLs is "more likely than not". Management believes that realization of the benefit of the NOLs beyond a three-year period is difficult to predict and therefore has recorded a valuation allowance which has the effect of limiting the recognition of future NOL benefits to those expected to be realized within the three year period. The Company has not applied Statement 109 retroactively and thus did not restate prior year financial statements to reflect adoption of the new rules.

        Prior to January 1, 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. The tax provisions for the years ended December 31, 1992 and 1991 included an amount that would have been payable except for the availability of NOLs. The tax benefits of the loss carryforwards utilized were reported as an extraordinary item for the years ended 1992 and 1991. With the adoption of Statement 109, the income tax expense for 1993 includes the benefit of utilizing net operating losses. In 1992 and 1993 the Company was subject to regular tax and due to a Code Section 382 "ownership change", the utilization of net operating losses was limited. In 1991, the Company was subject to alternative minimum tax and the operating losses were utilized to offset 90% of the taxable income.


SECTION 382 LIMITATION

        Section 382 (in conjunction with Sections 383 and 384) of the Code provides rules governing the utilization of certain tax attributes, including a corporation's NOLs, "built-in-losses," capital loss carryforwards, unused investment tax credits ("ITCs") and other unused credits, following significant changes in ownership of a corporation's stock. Generally, Section 382 provides that if an ownership change occurs, the taxable income of a corporation available for offset by these tax attributes will be subject to an annual limitation ("382 Limitation").

        The transfer of ALC Common Stock, Class B Preferred and Class C Preferred by CTI to the Banks in August 1992 resulted in an ownership change with a 382 Limitation of approximately $10 million per annum. As a result of this annual limitation, along with the 15 year carryforward limitation, the maximum cumulative NOLs and ITCs which can be utilized for federal income tax purposes in 1994 and future years are limited to approximately $120 million, assuming no future ownership change or built-in gain recognition. The Company is also subject to numerous state and local income tax laws which limit the utilization of NOLs after an ownership change.

        Future events beyond the control of the Company could reduce or eliminate the Company's ability to utilize the tax benefit of its NOLs and ITCs. Any future ownership change under Section 382 would require a new computation of the 382 Limitation based on the value of the Company and the long term tax-exempt rate in effect at that time. Furthermore, the tax benefit of NOLs would be reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change. Under the continuity of business requirement, the Company must either continue its historic business or use a significant portion of its pre-ownership change assets in a business.

SEASONALITY

        The Company's long distance revenue is subject to certain limited seasonal variations. Because most of the Company's revenue is generated by commercial customers, the Company traditionally experiences decreases in long distance usage and revenue in those periods with holidays. In past years the Company's long distance traffic has declined slightly during fourth quarters from previous quarters due to the holiday periods. However, in 1993 and 1992 the impact of this trend was more than offset by strong year over year traffic growth, which was up 26.0% and 12.3% from the fourth quarter of 1992 and 1991, respectively.


LIQUIDITY AND CAPITAL RESOURCES

        For the years ended December 31, 1993, 1992 and 1991, the Company generated positive cash flow from operations of $59.4 million, $30.4 million and $27.3 million, respectively, reflecting the strong trend of profitability. The positive cash flow reflects fourteen consecutive quarters of increased revenue and operating profits as of December 31, 1993 versus prior year comparable quarters.

        The positive cash flow from operations resulted in working capital of $1.4 million at December 31, 1993 compared to negative $31.7 million at December 31, 1992. The increase in working capital is largely attributable to:
(a) the pay down of the Revolving Credit Facility which was classified at December 31, 1992 as a short term liability, (b) the increase in accounts receivable due to the increase in revenue, and (c) the reduced balance in the current portion of notes payable due to the payoff of the Restructured Promissory Notes and payments made on capital leases.

        In addition to the positive cash flow from operations, the Company's short term liquidity position is further strengthened by the unused availability under the Revolving Credit Facility. As of June 30, 1993 the Company executed an agreement for a $40.0 million line of credit, replacing the previous Facility. The new Revolving Credit Facility expires June 30, 1995. Under this Revolving Credit Facility, the Company is able to minimize interest expense by structuring the borrowings under three alternatives. Each alternative has a varying interest rate calculation associated with it. The effective rate under the Facility during 1993 approximated 5.8%. The agreement includes financial covenants which allow the Company to further reduce interest expense on outstanding borrowings beginning in July 1994. A .375% per annum charge is made on the unused portion of the line. Advances under the Revolving Credit Facility are made based on the level of receivables. As of December 31, 1993, the Company had availability of $39.8 million under the line and no balance outstanding.

        Further evidence of the Company's stronger liquidity position was the Company's ability to finance the cash needs of $19.6 million for the CHA customer base acquisition and $10.4 million for the redemption including accrued dividends of Class A Preferred Stock from cash flow from operations.

        Because the Company has chosen to lease rather than own its transmission facilities, the Company's requirements for capital expenditures are modest. Capital expenditures totalled $16.2 million in 1993. Capital expenditures during the year ended December 31, 1993 included projects for enhanced efficiency and technical advancement in the network, information systems and customer service. The future investment requirements for capital expenditures relate directly to traffic growth which necessitates the purchase of switching and related equipment. In addition, a major component of the capital budget relates to technological advancements as the Company continually updates its network capabilities to offer enhanced products and services. The level of capital expenditures for 1994 is expected to be $20 - $25 million.

        In March 1993, an equity offering was completed in which an aggregate of 10,350,000 shares of ALC Common Stock were sold by certain stockholders of ALC at $14.25 per share. ALC did not receive any of the proceeds from the sale of these shares, although it did receive $1.9 million upon exercise of 963,684 warrants.

        In May 1993, the Company completed an offering of $85.0 million of 9% Senior Subordinated Notes. Interest on the 1993 Notes is payable semiannually commencing November 15, 1993. The 1993 Notes will mature on May 15, 2003 but are redeemable at the option of the Company on or after May 15, 1998. Management used the $84.3 million of proceeds of this offering to repay the outstanding 1992 Notes aggregating $72.4 million, and to reduce the amount outstanding under the Revolving Credit Facility. The 1993 Notes provide additional benefits on both short and long term liquidity by reducing interest expense as well as deferring redemption requirements.

        In September 1993, an equity offering was completed in which an aggregate of 7,763,391 shares of ALC Common Stock were sold by certain shareholders at $25.50 per share. This offering included the exercise of 3,240,025 warrants. In October 1993, an additional 177,100 warrants were exercised, and the shares subsequently sold to the public. ALC did not receive any proceeds from the sale of any of these shares but did receive $6.9 million from the exercise of warrants.

        In December 1993, the Company redeemed the remaining 355,956 shares of Class A Preferred for $10.4 million including $3.2 million of accrued dividends.

        Management believes that the Company's cash flow from operations will provide adequate sources of liquidity to meet the Company's anticipated short and long-term liquidity needs.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   The financial statements and supplementary data required by this Item 8. are set forth in Part IV, Item 14. of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                   None.

                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   Omitted pursuant to General Instruction J.

ITEM 11.           EXECUTIVE COMPENSATION

                   Omitted pursuant to General Instruction J.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

                   Omitted pursuant to General Instruction J.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   Omitted pursuant to General Instruction J.

                                    PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                   8-K

(a) Documents filed as a part of this report
     1. Financial Statements. The following consolidated financial statements of the Company required by Part II, Item 8. are included in Part IV of this Report:

                                                                              Page
                           Report of Ernst & Young                            F-1

                           Consolidated Balance Sheets as of December         F-2
                           31, 1993 and December 31, 1992

                           Consolidated Statements of Operations for          F-4
                           the years ended December 31, 1993, 1992
                           and 1991

                           Consolidated Statements of Cash Flows              F-5
                           for the years ended December 31, 1993,
                           1992 and 1991

                           Consolidated Statements of Preferred Stock         F-6
                           and Stockholders' Equity for the years
                           ended December 31, 1993, 1992 and 1991

                           Notes to Consolidated Financial Statements         F-8

                   2.      Financial Statement Schedules                      Page
                           Schedule V    Property and Equipment               F-21

                           Schedule VI   Accumulated Depreciation
                                                on Property and Equipment     F-22

                           Schedule VIII Valuation and Qualifying
                                                Accounts and Reserves         F-23

                           Schedule IX   Short-Term Borrowings                F-24

               3.  Exhibits required by Item 601 of Regulation S-K

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                                       Incorporated                 Page
Exhibit                                            Filed                Herein by                   Number
Number           Description                      Herewith             Reference to*:               Herein
- ------           -----------                      --------             -------------                ------
2.1            Asset Purchase                                            Exhibit 2.1 to
               Agreement among                                           July 3, 1993 Form
               Call Home America,                                        8-K
               Inc., Steve R.
               Dutton, William A.
               Freed and Jeffrey T.
               Schlesinger and Allnet
               June 30, 1993

3.1            Allnet Articles                                           Exhibit 3.1 to Allnet
               of Incorporation                                          Second Quarter 1992
                                                                         Form 10-Q

3.2            Allnet Amended and                                        Exhibit 3.2 to Allnet
               Restated Bylaws                                           Second Quarter 1992
               Dec. 15, 1989 as                                          Form 10-Q
               amended March 19, 1991,
               Jan. 23, 1992

4.1            Indenture, ALC, Allnet                                    Exhibit 4.1 to
               Star Bank, N.A.                                           Second Quarter
               May 15, 1993                                              1993 Form 10-Q

10.1           Form of Note and Warrant                                  Exhibit 4.3 to
               Agreement, as amended                                     June 7, 1990 Form 8-K
               June 4, 1990                                              Exhibit 10.1 to Second
                                                                         Quarter 1991 Form 10-Q
                                                                         Exhibits 4.4 and 4.5
                                                                         to Second Quarter 1992
                                                                         Form 10-Q

10.2**         Officer Perquisites                                       Exhibit 10.7 to
                                                                         1993 Form 10-K

10.3**         Short Term Incentive                                      Exhibit 10.8 to
                                                                         1993 Form 10-K

10.4**         Form Severance                                            Exhibit 10.9 to
               Agreement, amended,                                       1993 Form 10-K
               restated Jan. 7, 1994

____________________________
* Except as otherwise indicated, all references to "Forms" are to those of ALC.
** Management contract or compensation plan or arrangement required to be identified by Item 14(a)(3) of this report

                                                                       Incorporated          Page
Exhibit                                          Filed                  Herein by            Number
Number          Description                     Herewith               Reference to:         Herein
- -------         -----------                     --------               ---------------       ------
10.5**         Form of Amended and Re-                                   Exhibit 10.10 to
               stated Employment Agree-                                  1993 Form 10-K
               ments with ALC, Allnet
               and John M. Zrno, Marvin
               C. Moses and William
               H. Oberlin, Jan. 7, 1994

10.6**         Form of Director                                          Exhibit 10.11 to
               Indemnification Agr.                                      Allnet Second Quar-
                                                                         ter 1992 Form 10-Q

10.7           Master Lease Agreement                                    Exhibit 10.1 to
               Meridian Leasing Corp.,                                   Second Quarter
               Allnet Dec. 19,                                           1989 Form 10-Q
               1985

10.8           Mastergroup Route                                         Exhibit 10.8 to
               Facilities Lease Agr.                                     Registration No.
               Allnet, Times                                             33-1578
               Mirror Microwave
               Communications Co.
               June 14, 1983

10.9           Transmission Capacity                                     Exhibit 10.14 to
               Lease: Times Mirror                                       Registration No.
               Microwave Communications                                  33-1578
               Co., Lexitel Corp.,
               October 8, 1985

10.10          Fiber Optic Lease Agree-                                  Exhibit 10.3 to
               ment; Mutual Signal                                       First Quarter
               Corporation, Lexitel                                      1991 Form 10-Q
               Corporation Nov. 5, 1985

10.11          Amendment No. 4, Option                                   Exhibit 10.1 to
               Agreement and Consent:                                    Third Quarter
               Allnet, MSM Associates,                                   1992 Form 10-Q
               GECLC August 7, 1992

10.12          Master Service Agreement                                  Exhibit 10.2
               Allnet, Western                                           to Third Quarter
               Tele-Communications,                                      1992 Form 10-Q
               Inc. May 5, 1992                                          CONFIDENTIAL
                                                                         TREATMENT GRANTED

_______________
** Management contract or compensation plan or arrangement required to be identified by Item 14(a)(3) of this report

                                                                         Incorporated       Page
Exhibit                                          Filed                   Herein by          Number
Number         Description                      Herewith                 Reference to:      Herein
- -------        -----------                      --------                 ---------------    ------
10.13          Termination Agreement                                     Exhibit 10.39 to
               Allnet, Western                                           1992 Form 10-K
               Tele-Communications,
               Inc. Feb. 19, 1993

10.14          Digital Service                                           Exhibit 10.2 to
               Agreement CTI.                                            First Quarter 1993
               Allnet, as amended                                        Form 10-Q
               February 10, 1989                                         Exhibit 28.4 to
                                                                         June 7, 1990
                                                                         Form 8-K
                                                                         Exhibit 10.6 to
                                                                         Third Quarter
                                                                         1991 Form 10-Q

10.15          Digital Service                                           Exhibit 10.5 to
               Agreement, ALC,                                           Second Quarter 1992
               CTGI June 4, 1992                                         Form 10-Q

10.16          Second Amended and                                        Exhibit 10.9 to
               Restated Loan Agree-                                      Second Quarter 1992
               ment Allnet, ALC,                                         Form 10-Q
               Banks, August 6, 1992

10.17          Form of 1992 Note                                         Exhibit 10.10 to
               ALC, Star Bank, N.A.                                      Second Quarter
               July 1, 1992                                              1992 Form 10-Q

10.18          Revolving Credit and                                      Exhibit 10.3 to
               Security Agreement                                        Second Quarter
               Bank One, Columbus, NA,                                   1993 Form 10-Q
               Star Bank, NA, Allnet,                                    CONFIDENTIAL
               ALC June 30, 1993                                         TREATMENT GRANTED

10.19          Amended and Restated                                      Exhibit 28.2 to
               General Loan and                                          June 7, 1990
               Security Agreement                                        Form 8-K
               Allnet, Foothill                                          Exhibits 10.11,
               June 1, 1990,                                             10.12 and 10.13 to
               as amended                                                Second Quarter
                                                                         1992 Form 10-Q

10.20          Real Estate Lease,                                        Exhibit 10.45 to
               Allnet, Balcor                                            Allnet Second Quarter
               Equity Pension                                            1992 Form 10-Q
               Investors, Ltd.                                           Exhibit 10.6 to
               March 26, 1987,                                           Second Quarter
               as amended                                                1991 Form 10-Q

                                                                         Incorporated       Page
Exhibit                                          Filed                    Herein by         Number
Number         Description                      Herewith                 Reference to:      Herein
- -------        -----------                      --------                 ---------------    ------
10.21          Real Estate Lease,                                        Exhibit 10.47 to
               ALC, Kirco-Oak                                            Allnet Second Quarter
               Hollow-Limited                                            1992 Form 10-Q
               Partnership                                               Exhibit 10.5 to
               Feb. 25, 1987,                                            Second Quarter
               as amended                                                1991 Form 10-Q

11.1           Computation of Per                                        Exhibit 11.1 to
               Share Earnings                                            1993 Form 10-K

23.1           Consent of                                                Exhibit 23.1 to
               Ernst & Young                                             1993 Form 10-K


DEFINITIONS: ALLNET:  ALC:                         Allnet Communication Services, Inc.
                      BANKS:                       ALC Communications Corporation
                                                   NationsBank of Texas, N.A.; First
                                                   National Bank of Chicago; First Union
                                                   National Bank of North Carolina;
                                                   CoreStates Bank, N.A.; and National
                                                   Westminster Bank USA
                      CTGI:                        Communications Transmission Group, Inc.
                      CTI:                         Communications Transmission, Inc.
                      FOOTHILL:                    Foothill Capital Corporation
                      FORM OF NOTE AND WARRANT AGREEMENT:
                                                   Form of Note and Warrant Purchase
                                                   Agreement among ALC, Allnet and (i)
                                                   GE Trust ($3,500,000), (ii) Prudential
                                                   ($3,000,000), (iii) Grumman Hill and
                                                   Grumman Hill LP ($650,000)
                      GECLC:                       General Electric Credit and Leasing
                                                   Corporation
                      GE TRUST:                    Trustees of General Electric Pension
                                                   Trust
                      GRUMMAN HILL: Grumman Hill Associates, Inc.
                      GRUMMAN HILL LP: Grumman Hill Investments, L.P.
                      MSM ASSOCIATES: MSM Associates, Limited Partnership
                      PRUDENTIAL:                  The Prudential Insurance Company of
                                                   America

The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

(b)            Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1993.

(c) Refer to Item 14(a)(3) above for Exhibits required by Item 601 of Regulation S-K.

(d) Schedules other than those set forth in response to Item 14(a)(2) above for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                   SIGNATURES


                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the duly authorized, undersigned individual on the 29th day of March, 1994.

                                      Allnet Communication Services, Inc.
                                                   Registrant

                                      By: /s/ John M. Zrno
                                          John M. Zrno, Director,
                                          President and Chief Executive Officer

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in their respective capacities on behalf of the registrant as of the 29th day of March, 1994.

Signature                           Title
- ---------                           -----
/s/ John M. Zrno                    President, Chief Executive
- ----------------------------
John M. Zrno                         Officer, Director


/s/ Richard D. Irwin                Chairman of the Board,
- ----------------------------
Richard D. Irwin                     Director


/s/ Marvin C. Moses                 Executive Vice President and
- ----------------------------
Marvin C. Moses                      Chief Financial Officer,
(Principal Financial Officer)        Director


/s/ Marilyn M. Lesnau               Vice President, Controller
- ---------------------------
Marilyn M. Lesnau
(Principal Accounting Officer)


/s/ William H. Oberlin              Executive Vice President and
- ---------------------------
William H. Oberlin                   Chief Operating Officer,
                                     Director


/s/ Richard J. Uhl                  Director
- ---------------------------
Richard J. Uhl


/s/ Michael E. Faherty              Director
- ---------------------------
Michael E. Faherty

                        REPORT OF INDEPENDENT AUDITORS



BOARD OF DIRECTORS AND STOCKHOLDERS
ALC COMMUNICATIONS CORPORATION


We have audited the accompanying consolidated balance sheets of ALC Communications Corporation and subsidiary as of December 31,1993 and 1992, and the related consolidated statements of operations, cash flows, and preferred stock and stockholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALC Communications Corporation and subsidiary at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                        /s/  ERNST & YOUNG
                                             Ernst & Young

Detroit, Michigan
January 25, 1994

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                         December 31,           December 31,
                                                                             1993                   1992
                                                                         ------------           ------------
                                                                                    (In Thousands)
Current Assets:
         Cash                                                                 $  1,819              $    112
         Accounts receivable, less allowance for doubtful accounts of
            $3,974,000 and $3,334,000 (Note D)                                  58,761                45,327
         Other current assets                                                    4,543                 3,000
                                                                          ------------          ------------
              Total Current Assets                                            $ 65,123              $ 48,439

Fixed Assets (Notes A, D & H):
         Communication systems                                                $ 81,752              $ 74,002
         Other equipment and leasehold improvements                             29,785                28,371
         Construction in progress                                                6,722                 3,443
                                                                          ------------          ------------
                                                                              $118,259              $105,816
         Less accumulated depreciation and amortization                         69,918                63,872
                                                                          ------------          ------------
              Total Fixed Assets                                              $ 48,341              $ 41,944

Cost in excess of net assets acquired less accumulated
  amortization of $12,198,000 and $10,673,000 (Note A)                          48,792                50,317

Deferred income taxes (Note F)                                                  10,240

Intangibles and other assets (Note A)                                           21,045                 2,566




                                                                          ------------          ------------
     Total Assets                                                             $193,541              $143,266
                                                                          ------------          ------------
                                                                          ------------          ------------

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES, CLASS A PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                                         December 31,           December 31,
                                                                             1993                   1992
                                                                         ------------           ------------
                                                                                      (In Thousands)
Current Liabilities:
  Accounts payable                                                           $  1,397               $  3,508
  Accrued liabilities                                                          16,855                 11,895
  Accrued network costs                                                        33,482                 28,676
  Taxes other than income                                                      11,592                  9,889
  Revolving Credit Facility (Note B)                                                                  14,802
  Notes payable, capitalized leases and other long-term debt
   (Notes B, D, H, & I)                                                           392                 11,417
                                                                          -----------            -----------
     Total Current Liabilities                                               $ 63,718               $ 80,187


Notes payable,capitalized leases and other long-term debt
   (Notes B, D, H & I)                                                          3,263                 12,308
Subordinated Notes (Notes B & D)                                               84,335
Senior Subordinated Debentures (Note B)                                                               61,983
Class A Preferred Stock, $0.01  par value; authorized, issued and outstanding -- 356,000 shares in 1992, aggregate redemption value of $7,119,000 less discount of $364,000 plus accrued
  but undeclared dividends of $2,904,000 (Notes B & E)                                                 9,659
Stockholders' Equity:
  Class B Preferred Stock, $0.01 par value; authorized, issued
    and outstanding -- 1,000,000 shares in 1992 (Note I)                                            $     10
  Class C Preferred Stock, $0.01 par value; authorized, issued
    and outstanding -- 1,000,000 shares in 1992 (Note I)                                                  10
  Preferred Stock, $0.01 par value; authorized -- 14,784,000 shares; issued and outstanding -- none
  Common Stock, par value $0.01; authorized -- 200,000,000
    shares; issued and outstanding -- 32,948,000 and 23,794,000
    shares (Notes B & E)                                                     $    329                    238
  Capital in excess of par value                                              132,378                110,146
  Paid-in capital--Warrants (Notes G & I)                                      12,129                 17,022
  Accumulated deficit                                                        (102,611)              (148,297)
                                                                         ------------           ------------
              Total Stockholders' Equity                                     $ 42,225               $(20,871)
                                                                         ------------           ------------
     Total Liabilities, Class A Preferred Stock and
       Stockholders' Equity                                                  $193,541               $143,266
                                                                         ------------           ------------
                                                                         ------------           ------------

See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31,
                                                                  -----------------------------------------
                                                                    1993            1992            1991
                                                                  ----------     ----------     -----------
                                                                   (In Thousands Except Per Share Amounts)
Revenue                                                            $436,432        $376,064        $346,873

Operating Expenses:
  Cost of communication services, including amounts
    with related parties of $16,004,000 in 1992
    and $18,000,000 in 1991 (Note I)                               $234,849        $216,889        $212,716
  Sales, general and administrative                                 119,841         107,294          97,964
  Depreciation and amortization                                      12,840          11,197          12,343
                                                                  ----------     ----------     -----------
       Total Operating Expenses                                    $367,530        $335,380        $323,023
                                                                  ----------     ----------     -----------
       Operating Income                                            $ 68,902        $ 40,684        $ 23,850
Interest expense including amounts with
  related parties of $5,000,000 in 1992
  and $4,640,000 in 1991                                             10,476          17,158          18,128
                                                                  ----------     ----------     -----------
Income Before Income Taxes, Extraordinary Items and
  Cumulative Effect of Accounting Change                           $ 58,426        $ 23,526        $  5,722
Income taxes (Note F)                                                18,750           9,700           3,005
                                                                  ----------     ----------     -----------
Income Before Extraordinary Items and
  Cumulative Effect of Accounting Change                           $ 39,676        $ 13,826        $  2,717
Extraordinary Items:
  Loss related to early retirement of debt (net of
   income tax benefit of $4,000,000) (Note B)                        (7,490)
  Utilization of operating loss carryforward                                          7,000           2,630
Cumulative effect of change in method of accounting
  for income taxes (Note F)                                          13,500
                                                                  ----------     ----------     -----------
       Net Income                                                  $ 45,686        $ 20,826        $  5,347
                                                                  ----------     ----------     -----------
                                                                  ----------     ----------     -----------

Earnings per common and common equivalent share (Note G):
  Income (loss) before extraordinary items and cumulative
   effect of accounting change                                     $   1.07        $   0.43        $  (0.17)
  Extraordinary Items:
    Loss related to early retirement of debt                       $  (0.21)
    Utilization of operating loss carryforward                                     $   0.31        $   0.15
  Cumulative effect of change in method of accounting
    for income taxes                                               $   0.37
                                                                  ----------     ----------     -----------
  Net Income (Loss)                                                $   1.23        $   0.74        $  (0.02)
                                                                  ----------     ----------     -----------
                                                                  ----------     ----------     -----------
Weighted average common and common
  equivalent shares                                                  36,348          22,141          17,216
                                                                  ----------     ----------     -----------
                                                                  ----------     ----------     -----------

See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31,
                                                                -----------------------------------------
                                                                  1993           1992            1991
                                                                ----------     ----------     -----------
                                                                           (In Thousands)
Operating Activities
  Net income                                                     $ 45,686       $ 20,826       $  5,347
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation expense                                          9,810         10,094         10,603
      Amortization of intangible assets and bond discount           3,858          4,415          3,520
      Provision for deferred income taxes (Note F)                (11,838)
      Accrued interest converted to debentures                                                    7,998
      Loss (gain) on retirement of debt, net of tax                 7,490            (59)
      (Increase) decrease in accounts receivable and
        other current assets                                      (13,680)        (3,371)         2,558
      Increase (decrease) in current liabilities                   18,033         (1,523)        (2,774)
                                                                ----------     ----------     -----------
         Net Cash Provided by Operating Activities               $ 59,359       $ 30,382       $ 27,252

Financing Activities
  Proceeds from (payments on) Revolving Credit Facility
    (Note B)                                                     $(14,802)      $  5,400       $ (9,896)
  Proceeds from subordinated notes (Notes B & D)                   84,335                         1,321
  Payments on long-term debt                                      (19,602)       (22,818)       (12,562)
  Proceeds from issuance of stock (Note B)                         12,776            607            109
  Payment to Preferred A Stockholders                                             (1,286)
  Redemption of Class A Preferred Stock                            (7,119)
  Payment of dividends on Class A Preferred Stock                  (3,357)
  Payment of stock issuance costs                                                   (620)
  Retirement of debentures (Note B)                                                 (947)
  Retirement of senior subordinated notes (Notes B & D)           (72,380)
                                                                ----------     ----------     -----------
         Net Cash Used in Financing Activities                   $(20,149)      $(19,664)      $(21,028)

Investing Activities
  Expenditures for fixed assets                                  $(16,207)      $(10,233)      $ (6,276)
  Increase in other non-current assets                             (1,686)          (596)           (67)
  Purchase of Customer Base (Note C)                              (19,610)
                                                                ----------     ----------     -----------
         Net Cash Used in Investing Activities                   $(37,503)      $(10,829)      $ (6,343)
                                                                ----------     ----------     -----------
         Increase (Decrease) in Cash During Year                 $  1,707       $   (111)      $   (119)

Cash at beginning of year                                             112            223            342
                                                                ----------     ----------     -----------
Cash at end of year                                              $  1,819       $    112       $    223
                                                                ----------     ----------     -----------
                                                                ----------     ----------     -----------

Interest paid                                                    $  9,686       $ 15,572       $  9,945
                                                                ----------     ----------     -----------
                                                                ----------     ----------     -----------
Income taxes paid                                                $  7,464       $  1,862       $    225
                                                                ----------     ----------     -----------
                                                                ----------     ----------     -----------

See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CLASS A PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                           Years Ended December 31, 1993, 1992 and 1991
                                                           (In Thousands)
                                                                                       Stockholders' Equity
                                                                         ------------------------------------------
                                                 Class A Preferred       Class B Preferred       Class C Preferred
                                                -------------------------------------------------------------------
                                                Shares      Amount      Shares      Amount      Shares      Amount
                                                ------     -------     -------     --------    --------    --------
Balance, December 31, 1990                       2,500     $57,766       1,000         $10       1,000        $10
 Accretion of discount on Class A
   Preferred Stock                                           1,043
 Employee Stock Purchase
 Accrued undeclared dividends on Class A
   Preferred Stock (Note E)                                  4,000
 Accretion of contract payment to certain
   Class A Preferred Stockholders                              643
 Exercise of Stock Options (Note G)
 Net income for the year ended
   December 31, 1991
                                                ------     -------     -------      ------     -------     ------
Balance, December 31, 1991                       2,500     $63,452       1,000         $10       1,000        $10
 Accretion of discount on Class A
   Preferred Stock                                             860
 Accrued undeclared dividends on Class A
   Preferred Stock (Note E)                                  3,254
 Accretion of contract payment to certain
   Class A Preferred Stockholders                              268
 Contract payment to certain Class A
   Preferred Stockholders                                   (1,286)
 Exercise of Stock Options (Note G)
 Issuance of warrants
 Repricing of warrants
 Conversion of Class A Preferred Stock
   to Common Stock  (Notes B & E)               (2,144)    (56,889)
 Issuance of Common Stock (Notes B & G)
 Stock Issuance costs
 Net income for the year ended
   December 31, 1992
                                                ------     -------     -------      ------     -------     ------
Balance, December 31, 1992                         356     $ 9,659       1,000         $10       1,000        $10

                                                                          Stockholders' Equity
                                            -------------------------------------------------------------------------------------
                                               Common Stock    Capital in excess   Paid-in Capital Warrants  Accumlated
                                            ---------------                        ------------------------
                                            Shares   Amount     of par value        Shares    Amount          Deficit     Total
                                            ------   ------     ------------        ------    ------         ---------   --------
Balance, December 31, 1990                  17,141     $171     $ 63,296           5,469       $ 8,913       ($174,470)  ($102,070)
Accretion of discount on Class A
   Preferred Stock                                                (1,043)                                                   (1,043)
Employee Stock Purchase                         71        1           79                                                        80
 Accrued undeclared dividends on Class A
   Preferred Stock (Note E)                                       (4,000)                                                   (4,000)
 Accretion of contract payment to certain
   Class A Preferred Stockholders                                   (643)                                                     (643)
 Exercise of Stock Options (Note G)              9                    29                                                        29
 Net income for the year ended
   December 31, 1991                                                                                             5,347       5,347
                                            ------   ------    ------------       ------       ------        ---------     --------
Balance, December 31, 1991                  17,221     $172     $ 57,718           5,469       $ 8,913       ($169,123)  ($102,300)
 Accretion of discount on Class A
   Preferred Stock                                                  (860)                                                     (860)
 Accrued undeclared dividends on Class A
   Preferred Stock (Note E)                                       (3,254)                                                   (3,254)
 Accretion of contract payment to certain
   Class A Preferred Stockholders                                   (268)                                                     (268)
 Contract payment to certain Class A
   Preferred Stockholders
 Exercise of Stock Options (Note G)            174        2          605                                                       607
 Issuance of warrants                                                              3,400         3,400                       3,400
 Repricing of warrants                                                                           4,709                       4,709
 Conversion of Class A Preferred Stock
   to Common Stock  (Notes B & E)                                 56,825                                                    56,825
 Issuance of Common Stock (Notes B & G)      6,399       64                                                                     64

 Stock Issuance costs                                               (620)                                                     (620)
 Net income for the year ended
   December 31, 1992                                                                                            20,826      20,826
                                            ------   ------     ------------       ------      ------        ---------    --------
Balance, December 31, 1992                  23,794     $238     $110,146           8,869       $17,022       ($148,297)  $(20,871)

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CLASS A PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1993, 1992 and 1991
                                (In Thousands)

                                                                            Stockholders' Equity
                                                                 ----------------------------------------------------
                                        Class A Preferrd Stock    Class B Preferred Stock    Class C Preferred Stock
                                        ----------------------    -----------------------    -----------------------
                                           Shares       Amount      Shares       Amount         Shares      Amount
                                         ---------     -------      ------       -------       --------     -------
Balance, December 31, 1992                356           $9,659      1,000        $10           1,000        $10
 Accretion of discount on Class A
   Preferred Stock                                        364
 Accrued dividends on Class A Preferred
   Stock (Note E)                                         453
 Dividends paid                                        (3,357)
 Conversion of Class B Preferred to
   Common Stock (Notes B & G)                                     (1,000)        (10)
 Conversion of Class C Preferred to
   Common Stock (Notes B & G)                                                                (1,000)        (10)
Exercise of Stock Options (Note G)
Tax benefit from exercise of stock
 options (Note F)
 Exercise of Warrants
 Redemption of Class A Preferred
   Stock (Notes B & E)                  (356)          (7,119)
 Net income for the year ended
   December 31, 1993
                                         ----          ------       ----      ------          -------     -----
Balance, December 31, 1993                 0            $   0          0         $ 0              0         $ 0
                                         ----          ------       ----      ------          -------     -----
                                         ----          ------       ----      ------          -------     -----


                                                                   Stockholders' Equity
                                     ---------------------------------------------------------------------------------------
                                       Common Stock       Capital in excess   Paid-in Capital Warrants
                                     -------------------     of par value     -------------------------  Accumulated
                                     Shares     Amount                           Shares      Amount      Deficit      Total
                                     ------     -------    -----------------     -------     --------    ----------   -----
Balance, December 31, 1992           23,794      $238          $110,146          8,869       $17,022      $(148,297)  $(20,871)
 Accretion of discount on Class A
   Preferred Stock                                                 (364)                                                  (364)
 Accrued dividends on Class A
   Preferred Stock (Note E)                                        (453)                                                  (453)
 Dividends paid
  Conversion of Class B Preferred to
   Common Stock (Notes B & G)         1,898        19                (9)                                                     0
 Conversion of Class C Preferred to
   Common Stock (Notes B & G)         1,898        19                (9)                                                     0
 Exercise of Stock Options (Note F)     755         7             2,796                                                  2,803
 Tax benefit from exercise of stock
   options (Note F)                                               5,452                                                  5,452
 Exercise of Warrants                 4,603        46            14,819         (4,603)       (4,893)                    9,972
 Redemption of Class A Preferred
   Stock (Notes B & E)
 Net income for the year ended
   December 31, 1993                                                                                         45,686     45,686
                                     ------     ------        ---------        -------      ----------   ----------   --------
Balance, December 31, 1993           32,948      $329          $132,378          4,266       $12,129      $(102,611)  $ 42,225
                                     ------     ------        ---------        -------      ----------   ----------   --------
                                     ------     ------        ---------        -------      ----------   ----------   --------


See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992



Note A -- Summary of Significant Accounting Policies


Description of Business

        Allnet Communication Services, Inc. ("Allnet"), the operating subsidiary of ALC Communications Corporation ("ALC" or the "Company"), provides long distance telecommunications services primarily to commercial and, to a lesser extent, residential subscribers in a majority of the United States and completes subscriber calls to all directly dialable locations worldwide. The Company transmits long distance telephone calls through its network facilities over transmission lines which are leased from other long haul transmission providers. All of the transmission facilities utilized by the Company are digital.


Basis of Consolidation

        The consolidated financial statements include the accounts of ALC and its wholly-owned subsidiary, Allnet Communication Services, Inc. Intercompany transactions have been eliminated.


Fixed Assets

        Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives or lease terms of the assets. Maintenance and repairs are charged to operations as incurred.


Intangible Assets

        The cost in excess of net assets acquired of $61.0 million, resulting from the acquisition of Lexitel is being amortized on a straight line basis over 40 years.

        In July 1993, the Company acquired the customer base of Call Home America, Inc. ("CHA") (Note C). The purchase price has been allocated between the value of the customer base acquired and the covenant not to compete which are being amortized over seven years and 42 months, respectively. Additionally, the Company is amortizing over five years the costs incurred under a marketing agreement with CHA. Amortization expense related to the acquisition and marketing agreement totaled $1.2 million in 1993.

        Amortization expense, including amortization of cost in excess of net assets acquired and cost associated with the issuance of debentures and the Revolving Credit Facility as well as amortization associated with CHA, totaled $3.1 million, $1.8 million and $1.8 million for the years ended December 31, 1993, 1992 and 1991, respectively.


Revenue Recognition

        Customers are billed as of monthly cycle dates. Revenue is recognized as service is provided and unbilled usage is accrued.


Accrued Facility Costs

        In the normal course of business, the Company estimates its accrual for facility costs. Subsequently, the accrual is adjusted based on invoices received from local exchange carriers.


Income Taxes

        The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" as of January 1, 1993, the required implementation date (Note F). Prior to January 1, 1993, income taxes were accounted for in accordance with Accounting Principles Board Opinion No. 11 ("APB 11").


Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE B -- Refinancing Events

        During 1992, the Company completed a comprehensive refinancing plan ("Refinancing") which included the rescheduling of substantially all debt and resulted in significantly reduced or deferred debt service obligations. The Refinancing resulted in a simplified equity structure and a revised redemption and maturity schedule. The Company anticipates it will be able to meet these obligations from expected cash flow from operations. Highlights of the Refinancing include the following:

  * A Note Exchange Offer was completed in August 1992 whereby the Company's Original Debentures, Replacement Debentures, PIK Debentures, and accrued interest on the nonconsenting Debentures totalling $73.3 million were replaced by 11 7/8% Subordinated Notes of Allnet ("1992 Notes"). As part of the Note Exchange Offer, 3,400,000 Common Stock warrants ("1992 Warrants") were issued representing 10.2% of the fully diluted equity of ALC at an exercise price of $5.00 per share of Common Stock.

  * In August 1992, the Restructured Promissory Note was restated and extended to June 30, 1995 and a $5.0 million principal prepayment was made. The note was subsequently paid in full in May 1993.

  * In August 1992, 14,324,000 shares of ALC Common Stock and the ALC Class B and Class C Preferred Stock ("Preferred Stock") held by Communications Transmission Inc. ("CTI") were transferred to a group of five banks ("Banks"). Subsequently, the Preferred Stock was converted into 3,796,000 shares of Common Stock.

  * In October 1992 an equity offering for 9,863,600 shares of ALC Common Stock at $5.50 per share was completed. A portion of the 1992 equity offering relating to 3,464,373 shares was to facilitate the sale of shares for existing major holders.

  * The remaining 6,399,227 shares of the equity offering were issued in conjunction with an Exchange Agreement with the major holders of the Class A Preferred Stock ("Class A Preferred"). The major holders of the Class A Preferred agreed to exchange the 2,144,044 shares of Class A Preferred with an aggregate redemption value of $58.7 million, including all accrued and unpaid dividends, for shares of ALC Common Stock at an effective 40% discount.

  * The 1990 Note Agreements with a principal balance of approximately $8.0 million were paid in full by December 1992.

Financing activities in 1993 included:

  * In March 1993, an equity offering was completed in which an aggregate of 10,350,000 shares of ALC Common Stock were sold at $14.25 per share. ALC did not receive the proceeds from the sale of these shares by existing major holders, although it did receive $1.9 million upon exercise of 963,784 warrants.

  * In May 1993, the Company completed an offering of $85.0 million 9% Senior Subordinated Notes ("1993 Notes").

     The net proceeds of $84.3 million were used to repay the outstanding 11 7/8% Senior Subordinated Notes of Allnet aggregating $72.4 million and to reduce the amount outstanding under the short term Revolving Credit Facility. The early retirement of the 1992 Notes resulted in an extraordinary loss of $7.5 million, net of the related tax effect of $4.0 million.

  * As of June 30, 1993, the Company executed an agreement for a $40.0 million long term line of credit, replacing the previous Revolving Credit Facility.

  * In September 1993, an equity offering was completed in which an aggregate of 7,763,391 shares of ALC Common Stock were sold at $25.50 per share. This offering included the exercise of 3,240,025 warrants. ALC did not receive any proceeds from the sale of these shares by existing major holders, but did receive $6.9 million from the exercise of warrants.

  * As of December 31, 1993, the Company redeemed the remaining 355,956 shares of Class A Preferred for a total of $10.4 million including $3.2 million of accrued dividends.


Note C - Purchase of Customer Base

         During July 1993, the Company acquired the specialized 800 customer base of Call Home America, Inc. for $15.5 million plus a future payment to be made based on certain average monthly revenue generated by the customers in April, May and June 1994.

         The Company is also acquiring additional customers from CHA under a marketing agreement from August 1993 through 1994. Under this agreement, an additional $4.1 million has been allocated to the purchase price for customers acquired during 1993.

         The following unaudited proforma summary presents the Company's revenue and income as if the transaction occurred at the beginning of the periods presented. The proforma financial data is not necessarily indicative of the results that actually would have occurred had the transactions taken place on the dates presented and do not project the Company's results of operations.

                                                                              Years Ended December 31,
                                                                         --------------------------------
                                                                           1993                  1992
                                                                         ----------            ----------
                                                                      (in thousands except per share amounts)
Revenue                                                                   $447,077               $385,591


Income Before Extraordinary Items
  and Cumulative Effect of
  Accounting Change                                                41,457                13,655
Net Income                                                         47,467                20,655
Earnings Per Common and Common
  Equivalent Share:
      Income before extraordinary
        items and cumulative effect
        of accounting change                                        $1.12                 $0.42
      Net Income                                                    $1.28                 $0.73


NOTE D - Long Term Debt and Other Financing

          Long-term debt, including amounts due within one year, consists of:

                                                                                              December 31,
                                                                                    ------------------------------
                                                                                      1993                  1992
                                                                                    ---------             --------
                                                                                            (In Thousands)
Restructured Promissory Note                                                                              $ 12,566

11 7/8% Subordinated Notes of Allnet
  due 1999 - face value of $72,380,000
  less discount of $10,397,000                                                                              61,983

9% Senior Subordinated Notes
  due 2003 - face value of $85,000,000
  less discount of $665,000                                                         $ 84,335

Capitalized lease obligations (Note H)                                                   541                 8,851

Other long-term debt                                                                   3,114                 2,308
                                                                                    --------               -------

                                                                                    $ 87,990              $ 85,708
Due within one year                                                                      392                11,417
                                                                                    --------               -------

                                                                                    $ 87,598              $ 74,291
                                                                                    --------              --------
                                                                                    --------              --------


Revolving Credit Facility

         The Company has a $40.0 million Revolving Credit Facility which expires on June 30, 1995. Under this Facility, the Company is able to minimize interest expense by structuring borrowings under three alternatives. Each alternative has a varying interest rate calculation associated with it. The effective rate under the Facility during 1993 approximated 5.8%. The agreement includes financial covenants which allow the Company to further reduce interest expense on outstanding borrowings beginning in July 1994.

A .375% per annum charge is made on the unused portion of the line. Availability under the Facility is based on the level of eligible accounts receivable. As of December 31, 1993, the Company had $39.8 million of availability under the line. Borrowings under the facility (none at December 31, 1993) are collateralized by accounts receivable.


9% Senior Subordinated Notes

         In May 1993, the Company issued the 1993 Notes with a face value of $85.0 million. Interest on the 1993 Notes is payable semi-annually commencing November 15, 1993. The Notes will mature on May 15, 2003, but are redeemable at the option of the Company, in whole or in part, on or after May 15, 1998.
In the event of an ownership change, the holders have the right to require the Company to purchase all or part of the 1993 Notes. The 1993 Notes contain restrictive covenants which could limit additional indebtedness and restrict the payment of dividends.


Other Long-Term Debt

         Other long-term debt represents deferred liabilities relating to certain operating leases.


Future Maturities

         The future maturities of long-term debt at December 31, 1993 are as follows:

                                                   (In Thousands)
Year Ended December 31:
1994                                                   $   392
1995                                                     1,449
1996                                                       808
1997                                                       716
1998                                                       108
1999 and thereafter                                     85,182
                                                       -------
                                                       $88,655
Less discount on 1993 Notes                                665
                                                       -------
                                                       $87,990
                                                       -------
                                                       -------


NOTE E - Redeemable Preferred Stock

         As of December 31, 1991, the Company had 2,500,000 shares of Class A Preferred outstanding with a redemption value of $48.9 million plus accrued dividends. In October 1992, pursuant to the

Exchange Agreement with the major holders of the Class A Preferred the Company exchanged 2,144,044 shares of Class A Preferred for 6,399,227 shares of ALC Common Stock at an effective 40% discount.

         In September 1992, ALC paid approximately $1.3 million to certain major holders of the Class A Preferred in connection with a concession agreement entered into in June 1990.

         In July 1993, a dividend of $0.32 per share was declared which was subsequently paid September 30, 1993. In December 1993, the Company redeemed the remaining 355,956 shares of Class A Preferred for $10.4 million including $3.2 million of accrued dividends.


NOTE F - Taxes on Income

         Effective as of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when those differences are expected to reverse.

         As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of the change resulted in recording net deferred tax assets and increasing net income in 1993 by $13.5 million.

         Income tax expense and the extraordinary item as shown in the Consolidated Statement of Operations are composed of the following:


                                            Statement 109                          APB 11
                                            -------------            -------------------------------
                                                 1993                  1992                   1991
                                               --------              --------               --------
                                                                (in thousands)
Federal
- -------
    Income tax expense                        $16,150                $8,075                $2,240
    Extraordinary item                                               $6,445                $2,095

State
- -----
    Income tax expense                        $ 2,600                $1,625                $  765
    Extraordinary item                                               $  555                $  535

         Due to the change of ownership which occurred in August 1992 and the resulting limitation on the utilization of net operating loss carryforwards ("NOLs"), the Company is subject to the regular tax, resulting in federal taxes currently payable of $6.7 million for 1993 and $1.6 million for 1992. In 1991, the Company was subject to alternative minimum tax which was imposed at a 20% rate on the Company's alternative minimum taxable income. NOLs were used to offset 90% of the taxable income resulting in federal taxes currently payable of $100,000 for 1991.

         The provisions for state and local income taxes reflect the effect of filing separate company state and local income tax returns for members of the consolidated group. This amount is reduced, where appropriate, by the availability to utilize state and local portions of operating loss carryforwards. State and local income taxes currently payable were $1.2 million, $1.1 million, and $200,000 in 1993, 1992, and 1991, respectively.


         The $5.5 million tax benefit realized from the exercise of stock options in 1993 was added to capital in excess of par value and is not reflected in operations.

         A reconciliation between the statutory federal and the effective income tax rates follows:

                                                               Percentage of pre-tax income
                                                          1993               1992             1991
                                                         ------             ------           ------
Income tax at statutory rate                              35.0%              34.0%             34.0%
Goodwill amortization                                      0.9                2.2               9.1
State taxes
 (net of federal benefit)                                  2.8                4.6               8.9
Utilization of operating loss
 carryforwards under Stmt. 109                            (5.9)
Other                                                     ( .7)                .4                .5
                                                          -----              -----            -----
Income tax expense                                        32.1%              41.2%             52.5%
Extraordinary item, utilization
 of operating loss carryforwards
 under APB 11                                                               (29.8)            (46.0)
                                                         ------             -------           ------
Income tax expense, net of
 extraordinary item                                       32.1%              11.4%              6.5%
                                                         ------             -------           ------
                                                         ------             -------           ------

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred taxes as of December 31, 1993 are as follows (in thousands):

         Deferred tax liability:
            Prepaid expenses                                                         $ (1,500)
         Deferred tax assets:
            Future tax benefit of NOL
              carryforward                                                           $ 44,700
            Bad debt expense                                                            1,500

            Compensation                                                                  900
            Depreciation and other                                                      1,138
                                                                                     --------
                                                                                     $ 48,238
            Valuation allowance for
              deferred tax assets                                                     (34,900)
                                                                                     ---------
         Total deferred tax assets                                                   $ 13,338
                                                                                     ---------
                    Net deferred tax assets                                          $ 11,838
                                                                                     ---------
                                                                                     ---------

         The Company has tax net operating loss, alternative tax net operating loss and investment tax credit ("ITC") carryforwards which can be utilized annually to offset future taxable income. Because of the "ownership changes" which occurred in 1989 and 1992 under provisions of Internal Revenue Code
Section 382, the utilization of carryforwards is presently limited to approximately $10 million per year through 2005. This annual limitation, coupled with the 15 year carryforward limitation, results in a maximum cumulative NOL and ITC carryforward which may be utilized of approximately $120 million as of December 31, 1993. Because it is difficult to predict the realization of the NOL benefit beyond a period of three years, the Company has established a valuation allowance of $34.9 million as of December 31, 1993.


NOTE G - Earnings Per Share and Stockholders' Equity

Earnings per share

         Earnings per share are computed using weighted average shares outstanding, adjusted for the one for five reverse stock split in 1991, and common stock equivalents. To arrive at income available for common stockholders, the Company's net income is adjusted by amounts relating to the accretion of discount and dividends accrued on Class A Preferred, and in 1992 and 1991, the accretion of a contract payment to certain major holders of the Class A Preferred. Anti-dilutive securities for 1992 were warrants and options and for 1991 also included Class B and Class C Preferred Stock. Earnings per share for the third and fourth quarters of 1992 and for all of 1993 include the impact of the exercise of outstanding stock options and warrants utilizing the Treasury Stock Method.

Common Stock Warrants

        As of December 31, 1993, warrants for the purchase of 428,090 shares of Common Stock at $2.00 per share, 3,177,856 shares at $5.00 per share and 660,000 shares at $63.75 per share were outstanding. The warrants expire in June 2005, June 1997 and December 1995, respectively. The $2.00 and $5.00 warrants were issued in connection with the Company's refinancings and the difference between the exercise price and the fair value of the warrants at the time of issuance was recorded as a discount on the related notes and an increase to Paid-in-capital - warrants.


Employee Stock Options

         The Company has two Employee Stock Option Plans. The maximum number of shares for which options may be granted under both plans is 6,000,000 (adjusted for certain events such as a recapitalization). The plans provide for the granting of stock options and stock appreciation rights to key employees.


         Shares under option are summarized below:


                                     Number                 Option Price
                                      of                  ----------------
                                    Shares                   Per Share                 Total
                                    ------                   ---------                 ------
                                                       (Totals in thousands)
Shares under option
  December 31, 1990               2,999,353             $ 3.50 - $48.75               $13,455
Options Terminated                 (294,799)            $ 3.50 - $48.75                (3,986)
Options Granted                     106,000             $ 3.50 - $ 4.40                   448
Options Exercised                    (8,838)                     $ 3.50                   (31)
                                  ----------            ----------------              --------
Shares under option
  December 31, 1991               2,801,716             $ 3.50 - $ 4.40               $ 9,886
Options Terminated                  (72,219)            $ 3.50 - $ 5.88                  (297)
Options Granted                   1,080,876             $ 4.38 - $ 7.69                 5,796
Options Exercised                  (173,345)                     $ 3.50                  (607)
                                   ---------            ----------------              --------
Shares under option
  December 31, 1992               3,637,028             $ 3.50 - $ 7.69               $14,778
Options Terminated                  (17,318)            $ 3.50 - $ 5.88                   (90)
Options Granted                   1,630,500             $25.06 - $26.25                40,973
Options Exercised                  (755,265)            $ 3.50 - $ 7.69                (2,803)
                                   ---------             ---------------              --------
Shares under option
  December 31, 1993               4,494,945             $ 3.50 - $26.25               $52,858
                                  ----------            ---------------               --------
                                  ----------            ---------------               --------

Options exercisable,
  December 31, 1991               1,009,002                      $ 3.50               $ 3,532
                                  ----------            ---------------               --------
                                  ----------            ---------------               --------

Options exercisable,
  December 31, 1992               2,012,566             $ 3.50 - $ 4.68               $ 7,131
                                  ----------                                          --------
                                  ----------                                          --------

Options exercisable,
  December 31, 1993               1,893,888             $ 3.50 - $ 5.88               $ 7,078
                                  ----------            ---------------               --------
                                  ----------            ---------------               --------


NOTE H - Leases

        Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one or more years are $36.4 million, $24.8 million, $20.2 million, $14.7 million, $11.6 million and $15.0 million for 1994, 1995, 1996, 1997, 1998 and 1999 and thereafter, respectively.

        The Company's lease arrangements frequently include renewal options and/or bargain purchase or fair market value purchase options, and for leases relating to office space, rent increases based on the Consumer Price Index or similar indices.

        Non-cancelable operating leases relate primarily to intercity transmission facilities, building and office space, and office equipment. Rental expense was $49.9 million, $52.3 million, and $56.9 million for the years ended December 31, 1993, 1992 and 1991, respectively.

        Fixed assets include amounts financed by capital leases of $600,000 net of $400,000 of accumulated depreciation, and $11.4 million, net of $9.4 million of accumulated depreciation as of December 31, 1993 and 1992, respectively.


NOTE  I - Transactions with Related Parties

        The Company leases transmission capacity, multiplexing and various other technical equipment on both capital and operating leases from an
affiliate of CTI, a major shareholder through August 1992.   Amounts paid under
the leases were $17.7 million and $19.7 million for the years ended December 31, 1992 and 1991, respectively.

        In June 1992, the Company paid $2.0 million to CTI for the purchase of certain assets including an $800,000 note from a major holder of Class A Preferred which was paid in full upon closing of the 1992 equity offering. Consideration for the transaction also included $1.2 million of prepaid transmission capacity to be utilized over a 37 month period.

        During August 1992, CTI conveyed 14,324,000 shares of ALC Common Stock, 1,000,000 shares of Class B Preferred Stock and 1,000,000 shares of Class C Preferred Stock to the Banks in exchange for the release of certain obligations of CTI. This exchange effected a transfer of controlling interest in the Company from CTI to the Banks. Pursuant to this transfer, The Prudential Insurance Company of America ("Prudential") became a related party through beneficial ownership of options on the stock held by the Banks. During 1992, Prudential held $3.4 million of 1990 Notes which were paid in full in August 1992. As of December 31, 1992, Prudential owned 1990 Warrants to purchase

1,975,804 shares of ALC Common Stock. During the March 1993 equity offering Prudential sold 1,963,784 shares of which 963,784 represented the exercise of a portion of their warrants. Prudential exercised their remaining 1,012,020 warrants during the September 1993 equity offering and as a result of these sales, no longer has a substantial equity position in ALC.

        The transfer of stock during August 1992 from CTI to the Banks gave NationsBank of Texas, N.A. and The First National Bank of Chicago related party status through their ownership of Common, Class B Preferred Stock and Class C Preferred Stock. The March 1993 equity offering facilitated the sale by the Banks of 8,386,216 shares of which 3,796,000 were received upon the conversion of all the Class B and Class C Preferred Stock. The Banks further reduced their ownership interest in the Company to a minimal position through subsequent sales and the transfer of other shares to Prudential. The Banks held the Restructured Promissory Note which was paid in full in May 1993.

         As of December 31, 1993, Grumman Hill Associates, Inc. and Grumman Hill Investments L.P., of which Richard D. Irwin (the Chairman of the Board of Directors of the Company) is the General Partner, held an aggregate of 622,486 warrants to purchase shares of Common Stock. Additionally, Grumman Hill Investments, L.P. holds options to purchase 153,163 shares of Common Stock.

NOTE J - Selected Quarterly Financial Data (Unaudited)

                                                                  Three Months Ended
                                           -----------------------------------------------------------------

                                           March 31,          June 30,           Sept. 30,           Dec.31,
                                              1993              1993                1993             1993
                                           ---------         ---------           ---------        ----------
                                                           (in thousands except per share amounts)
Revenue                                     $101,844          $104,233            $113,098          $117,257
Gross Margin                                $ 46,377          $ 47,409            $ 52,537          $ 55,260
Income before
  extraordinary item
  and cumulative
  effect of accounting
  change                                    $  8,004          $  8,392            $ 10,854          $ 12,426
Net income                                  $ 21,504          $    902            $ 10,854          $ 12,426
Income per common and
  common equivalent
  share before
  extraordinary item
  and cumulative
  effect of accounting
  change                                    $   0.23          $   0.23            $   0.29          $   0.32
Net income per
  common and common
  equivalent share                          $   0.61          $   0.02            $   0.29          $   0.32



                                                                  Three Months Ended
                                           -----------------------------------------------------------------
                                           March 31,          June 30,           Sept. 30,           Dec.31,
                                              1992              1992                1992             1992
                                           ---------         ---------           ---------        ----------
                                                         (in thousands except per share amounts)
Revenue                                     $ 92,043          $ 92,659            $ 95,673          $ 95,689
Gross Margin                                $ 35,993          $ 37,423            $ 42,943          $ 42,816
Income before
  extraordinary item                        $  1,941          $  2,712            $  4,190          $  4,983
Net income                                  $  3,267          $  4,434            $  5,882          $  7,243
Income per common and
  common equivalent
  share before
  extraordinary item                        $   0.03          $   0.07            $   0.15          $   0.16
Net income per
  common and common
  equivalent share                          $   0.09          $   0.15            $   0.20          $   0.23

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY                        SCHEDULE V
Property and Equipment

                                       Balance at
                                      beginning of                                   Balance at
            Description                 period        Additions      Retirements    end of period
- -------------------------------      -------------   ------------    ------------   -------------
Year ended December 31, 1993
  Furniture & fixtures                $  6,662,000    $   414,000     ($1,261,000)   $  5,815,000
  Office equipment                      18,695,000      3,907,000      (1,929,000)     20,673,000
  Leasehold improvements                 7,100,000        333,000        (379,000)      7,054,000
  Switch equipment                      34,444,000      5,679,000          35,000      40,158,000
  Ancillary equipment                   18,578,000        597,000        (198,000)     18,977,000
  Transmission systems                  16,589,000      1,834,000         (19,000)     18,404,000
  Construction in progress               3,443,000      3,279,000                       6,722,000
  Transportation equipment                 305,000        164,000         (13,000)        456,000
                                     -------------   ------------    ------------   -------------
                                      $105,816,000    $16,207,000     ($3,764,000)   $118,259,000
                                     -------------   ------------    ------------   -------------
                                     -------------   ------------    ------------   -------------

Year ended December 31, 1992
  Furniture & fixtures                $  6,748,000    $   190,000     ($  276,000)   $  6,662,000
  Office equipment                      17,753,000      2,339,000      (1,397,000)     18,695,000
  Leasehold improvements                 7,518,000         41,000        (459,000)      7,100,000
  Switch equipment                      32,171,000      3,158,000        (885,000)     34,444,000
  Ancillary equipment                   18,009,000      1,168,000        (599,000)     18,578,000
  Transmission systems                  15,713,000      1,313,000        (437,000)     16,589,000
  Construction in progress               1,349,000      2,094,000                       3,443,000
  Transportation equipment                 167,000        138,000                         305,000
                                     -------------   ------------    ------------   -------------
                                      $ 99,428,000    $10,441,000     ($4,053,000)   $105,816,000
                                     -------------   ------------    ------------   -------------
                                     -------------   ------------    ------------   -------------

Year ended December 31, 1991
  Furniture & fixtures                $  7,322,000    $   176,000     ($  750,000)   $  6,748,000
  Office equipment                      18,353,000      1,730,000      (2,330,000)     17,753,000
  Leasehold improvements                 8,037,000         52,000        (571,000)      7,518,000
  Switch equipment                      32,027,000      2,400,000      (2,256,000)     32,171,000
  Ancillary equipment                   18,975,000        976,000      (1,942,000)     18,009,000
  Transmission systems                  14,293,000        918,000         502,000      15,713,000
  Construction in progress                 728,000        621,000                       1,349,000
  Transportation equipment                                167,000                         167,000
                                     -------------   ------------    ------------   -------------
                                      $ 99,735,000    $ 7,040,000     ($7,347,000)   $ 99,428,000
                                     -------------   ------------    ------------   -------------
                                     -------------   ------------    ------------   -------------

Depreciable lives used are as
  follows:
                                         Years
                                     -------------
  Furniture & fixtures                          10
  Office equipment                          3 -  5
  Leasehold improvements                    1 - 10
  Switch equipment                              10
  Ancillary equipment                           10
  Transmission systems                          10
  Transportation equipment                       3

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY                       SCHEDULE VI
Accumulated Depreciation on Property and Equipment

                                        Balance at     Additions     Retirements
                                       beginning of    charged to        and         Balance at
          Descriptions                    period        expense       transfers    end of period
                                       ------------   ------------   ------------  --------------
Year ended December 31, 1993
  Furniture & Fixtures                   $4,701,000     $  495,000    ($1,287,000)   $ 3,909,000
  Office Equipment                       14,133,000      2,244,000     (1,898,000)    14,479,000
  Leashold Improvements                   6,522,000        228,000       (377,000)     6,373,000
  Switch Equipment                       15,245,000      3,640,000         16,000     18,901,000
  Ancillary Equipment                    13,045,000      1,527,000       (195,000)    14,377,000
  Transmission Systems                   10,128,000      1,532,000        (16,000)    11,644,000
  Transportation Equipment                   98,000        144,000         (7,000)       235,000
                                       ------------   ------------   ------------  --------------
                                        $63,872,000     $9,810,000    ($3,764,000)   $69,918,000
                                       ------------   ------------   ------------  --------------
                                       ------------   ------------   ------------  --------------

Year ended December 31, 1992
  Furniture & Fixtures                  $ 4,427,000     $  503,000    ($  229,000)   $ 4,701,000
  Office Equipment                       13,875,000      1,653,000     (1,395,000)    14,133,000
  Leashold Improvements                   6,592,000        351,000       (421,000)     6,522,000
  Switch Equipment                       12,464,000      3,409,000       (628,000)    15,245,000
  Ancillary Equipment                    11,442,000      1,982,000       (379,000)    13,045,000
  Transmission Systems                    8,950,000      1,437,000       (259,000)    10,128,000
  Transportation Equipment                   11,000         87,000                        98,000
                                       ------------   ------------   ------------  --------------
                                        $57,761,000     $9,422,000    ($3,311,000)   $63,872,000
                                       ------------   ------------   ------------  --------------
                                       ------------   ------------   ------------  --------------

Year ended December 31, 1991
  Furniture & Fixtures                  $ 4,404,000     $  746,000    ($  723,000)   $ 4,427,000
  Office Equipment                       14,231,000      1,849,000     (2,205,000)    13,875,000
  Leashold Improvements                   6,688,000        442,000       (538,000)     6,592,000
  Switch Equipment                       11,001,000      3,291,000     (1,828,000)    12,464,000
  Ancillary Equipment                    10,733,000      2,616,000     (1,907,000)    11,442,000
  Transmission Systems                    6,924,000      1,949,000         77,000      8,950,000
  Transportation Equipment                                  11,000                        11,000
                                       ------------   ------------   ------------  --------------
                                        $53,981,000    $10,904,000    ($7,124,000)   $57,761,000
                                       ------------   ------------   ------------  --------------
                                       ------------   ------------   ------------  --------------

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY                     SCHEDULE VIII
Valuation and Qualifying Accounts and Reserves



                                                             Additions      Additions
                                              Balance at     charged to     charged to                         Balance at
                                              beginning       cost and        other                              end of
             Description                      of period       expenses       accounts         Deductions  (3)    period
                                             ------------   -------------  ------------     -------------     ------------
Year ended December 31, 1993

  Allowance for doubtful accounts              $3,334,000                   $12,638,000 (1)   $11,998,000      $ 3,974,000
                                             ------------   -------------  ------------     -------------     ------------
                                             ------------   -------------  ------------     -------------     ------------
  Deferred tax asset                           $        0                   $37,000,000 (2)   $ 2,100,000      $34,900,000
                                             ------------   -------------  ------------     -------------     ------------
                                             ------------   -------------  ------------     -------------     ------------

Year ended December 31, 1992

  Allowance for doubtful accounts              $3,676,000                   $14,551,000 (1)   $14,893,000      $ 3,334,000
                                             ------------   -------------  ------------     -------------     ------------
                                             ------------   -------------  ------------     -------------     ------------

Year ended December 31, 1991

  Allowance for doubtful accounts              $3,229,000                   $14,649,000 (1)   $14,202,000      $ 3,676,000
                                             ------------   -------------  ------------     -------------     ------------
                                             ------------   -------------  ------------     -------------     ------------



- -----------------------
 (1) Amounts accounted for as a reduction of revenue.
 (2) In connection with the Company's adoption of Statement of Financial Standards No. 109, "Accounting for Income Taxes", a valuation allowance for deferred tax assets of $37,000,000 was recorded January 1, 1993. (See Note F to the Consolidated Financial Statements).
 (3) Uncollectible accounts written off, net of recoveries.

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY     SCHEDULE IX
Short-term Borrowings

                                                                                           Weighted
                                                                Maximum       Average       average
                                                 Weighted       amount        amount       interest
                                  Balance at      average     outstanding   outstanding      rate
Category of aggregate               end of       interest       during        during        during
short-term borrowings   (4)         period         rate       the period    the period    the period
                                 ------------  ------------   ------------  ------------  -------------
                                                                                (1)           (2)

Year ended December 31, 1993

  Notes payable                   $         0                 $12,500,000   $ 3,899,653         12.30%
                                 ------------  ------------   ------------  ------------  -------------
                                 ------------  ------------   ------------  ------------  -------------
  Line of Credit (3)              $         0                 $22,633,000   $11,637,000         13.20%
                                 ------------  ------------   ------------  ------------  -------------
                                 ------------  ------------   ------------  ------------  -------------


Year ended December 31, 1992:

  Notes payable                   $12,500,000                 $27,985,000   $19,801,364         10.19%
                                 ------------  ------------   ------------  ------------  -------------
                                 ------------  ------------   ------------  ------------  -------------
  Line of Credit                  $14,802,000                 $21,791,000   $12,077,000         12.36%
                                 ------------  ------------   ------------  ------------  -------------
                                 ------------  ------------   ------------  ------------  -------------

Year ended December 31, 1991:

  Notes payable                   $27,985,000                 $27,985,000   $16,325,000          8.00%
                                 ------------  ------------   ------------  ------------  -------------
                                 ------------  ------------   ------------  ------------  -------------
  Line of Credit                  $ 9,402,000                 $19,298,000   $14,114,000         14.11%
                                 ------------  ------------   ------------  ------------  -------------
                                 ------------  ------------   ------------  ------------  -------------


  (1)  Based on month end amounts outstanding during the period
  (2) Based on total interest expense for the period and average amount outstanding during the period
  (3) Line of Credit was classified as short-term through May 1993, upon refinancing the line in June 1993, the balance was transfered to long-term.