Form 10-Q
period 1994-03-31
ALLNET COMMUNICATION SERVICES INC
filed 1994-05-13
CIK 716612

                          ===========================
                                   FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:   March 31, 1994


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from         to

                         Commission file number:1-11966

                      ALLNET COMMUNICATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        MICHIGAN                                             36-3098226
        (State of incorporation)                        (IRS Employer ID No.)


        30300 Telegraph Road, Bingham Farms, Michigan        48025-4510
        (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area code:  (810) 647-6920


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X   No

As of May 2, 1994, the registrant had 1,000 shares of Common Stock outstanding.

          OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                          ===========================

                   ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                 March 31,    December 31,
                                                                   1994          1993
                                                                ---------      ---------
                                                               (Unaudited)
                                                                    (In Thousands)
Current Assets:
  Cash and cash equivalents                                      $21,169         $1,819
  Accounts receivable, less allowance for doubtful accounts of
     $3,973,000 and $3,974,000                                    67,896         58,761
  Other current assets                                             5,227          4,543
                                                                ---------      ---------
    Total Current Assets                                         $94,292        $65,123

Fixed Assets:
  Communication systems                                          $85,418        $81,752
  Other equipment and leasehold improvements                      31,245         29,785
  Construction in progress                                         5,998          6,722
                                                                ---------      ---------
                                                                $122,661       $118,259
  Less accumulated depreciation and amortization                  72,304         69,918
                                                                ---------      ---------
    Total Fixed Assets                                           $50,357        $48,341

Cost in excess of net assets acquired                             48,410         48,792
Deferred income taxes                                             10,240         10,240
Intangibles and other assets                                      22,138         21,045
                                                                ---------      ---------





      Total Assets                                              $225,437       $193,541
                                                                ---------      ---------
                                                                ---------      ---------

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31,    December 31,
                                                                   1994          1993
                                                                --------       --------
                                                                (Unaudited)
                                                                     (In Thousands)
Current Liabilities:
  Accounts payable                                                $3,038         $1,397
  Accrued liabilities                                             24,729         16,855
  Accrued network costs                                           38,553         33,482
  Taxes other than income                                         10,662         11,592
  Notes payable, capitalized leases and other long-term debt         313            392
                                                                --------       --------
    Total Current Liabilities                                    $77,295        $63,718

Long-term Liabilities:
  Notes payable, capitalized leases and other long-term debt      $3,588         $3,263
  Senior Subordinated Notes                                       84,346         84,335
                                                                --------       --------
    Total Long-Term Liabilities                                  $87,934        $87,598
                                                                --------       --------

      Total Liabilities                                         $165,229       $151,316

Stockholders' equity:
  Preferred Stock, $0.01 par value; authorized -- 15,500,000 and
    14,784,000; issued and outstanding -- none
  Common Stock, par value $0.01; authorized -- 200,000,000
    shares; issued and outstanding -- 33,321,000
    and 32,948,000 shares                                           $333           $329
  Capital in excess of par value                                 135,929        132,378
  Paid-in capital -- Warrants                                     11,912         12,129
  Accumulated deficit                                            (87,966)      (102,611)
                                                                --------       --------
      Total Stockholders' Equity                                 $60,208        $42,225
                                                                --------       --------

Total Liabilities and Stockholders' Equity                      $225,437       $193,541
                                                                --------       --------
                                                                --------       --------


                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended
                                                      ---------------------
                                                      March 31,   March 31,
                                                       1994         1993
                                                      ---------   ---------
                                             (In Thousands Except Per Share Amounts)
Revenue                                                $129,789    $101,844

Operating Expenses:
  Cost of communication services                       $ 70,010    $ 55,467
  Sales, general and administrative                      31,231      28,515
  Depreciation and amortization                           4,027       2,854
                                                       --------    --------
       Total Operating Expenses                        $105,268    $ 86,836
                                                       --------    --------
       Operating Income                                $ 24,521    $ 15,008


Interest expense                                          1,626       3,654
                                                       --------    --------
Income Before Income Taxes and Cumulative Effect
  of Accounting Change                                 $ 22,895    $ 11,354
Income taxes                                              8,250       3,350
                                                       --------    --------
Income Before Cumulative Effect of Accounting
  Change                                               $ 14,645    $  8,004
Cumulative effect of change in method of
  accounting for income taxes                                        13,500
                                                       --------    --------
       Net Income                                      $ 14,645    $ 21,504
                                                       --------    --------
                                                       --------    --------
Earnings per common and common equivalent share:
Income before cumulative effect of accounting
  change                                               $   0.38    $   0.23
Cumulative effect of change in method of
  accounting for income taxes                                      $   0.38
                                                       --------    --------
Net Income                                             $   0.38    $   0.61
                                                       --------    --------
                                                       --------    --------
Weighted average common and common
  equivalent shares                                      38,301      35,247
                                                       --------    --------
                                                       --------    --------



See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three Months Ended
                                                             ---------------------
                                                             March 31,    March 31,
                                                               1994         1993
                                                             --------     --------
                                                                (In Thousands)
Operating Activities
  Net income                                                  $14,645      $21,504
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             2,667        3,491
      Amortization of intangible assets and bond discount       1,372
      Gain (loss) on sale of assets                               (98)           4
      Cumulative effect of change in accounting principle                  (13,500)
      Increase in accounts receivable and
        other current assets                                   (9,818)      (5,007)
      Increase in current liabilities                          15,817        4,741
                                                             --------     --------
        Net Cash Provided by Operating Activities             $24,585      $11,233

Financing Activities
  Proceeds from revolving credit facility                                     $424
  Payments on long-term debt                                    ($243)     (11,257)
  Proceeds from issuance of common stock                        1,665        2,589
                                                             --------     --------
        Net Cash Provided by (Used in) Financing Activities    $1,422      ($8,244)

Investing Activities
  Expenditures for fixed assets                               ($4,706)     ($1,777)
  Proceeds from sale of fixed assets                              120
  Change in other non-current assets                              301       (1,242)
  Purchase of customer base                                    (2,372)
                                                             --------     --------
        Net Cash Used in Investing Activities                 ($6,657)     ($3,019)
                                                             --------     --------
        Increase (Decrease) in Cash                           $19,350         ($30)
Cash at beginning of period                                     1,819          112
                                                             --------     --------
Cash and cash equivalents at end of period                    $21,169          $82
                                                             --------     --------
                                                             --------     --------

Interest paid                                                     $61       $3,222
                                                             --------     --------
                                                             --------     --------
Income taxes paid                                              $1,531         $928
                                                             --------     --------
                                                             --------     --------

See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 1994
                                  (Unaudited)


                                                                                   Paid-in capital
                                                  Common Stock     Capital in        -- Warrants
                                              ------------------   excess of    ---------------------     Accumulated
                                               Shares    Amount    par value     Shares       Amount      deficit      Total
                                              --------  --------   --------     --------     --------     --------     --------
                                                                                (In Thousands)

Balance, December 31, 1993                     32,948      $329     $132,378      4,266      $12,129      ($102,611)      $42,225

  Exercise of stock options                       156         2          577                                                  579

  Tax benefit from stock option exercises                              1,673                                                1,673

  Exercise of warrants                            217         2        1,301       (217)        (217)                       1,086

  Net income for the three months
    ended March 31, 1994                                                                                     14,645        14,645

                                              --------  --------    --------   --------     --------       --------      --------
Balance, March 31, 1994                        33,321      $333    $ 135,929      4,049      $11,912       ($87,966)      $60,208
                                              --------  --------    --------   --------     --------       --------      --------
                                              --------  --------    --------   --------     --------       --------      --------

See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 1993 AND 1994

NOTE A -- MANAGEMENT'S REPRESENTATION

        The consolidated financial statements included herein have been prepared by ALC management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of ALC management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the three month periods ended March 31, 1994 and 1993.

        The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 31, 1993.

NOTE B -- SUBSEQUENT EVENT

        In April 1994, the Company acquired, on the open market, $5.0 million of its 9.0% Senior Subordinated Debentures at the Company's approximate book value.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company reported net income of $14.6 million on revenue of $129.8 million for the three month period ended March 31, 1994. This compares to net income (before the cumulative effect of accounting change) of $8.0 million on revenue of $101.8 million for the same period in 1993. Gross margin increased to 46.1% from 45.5% in the year earlier period. The significant improvement in operations was reflected by the increase in operating income of $9.5 million over the same period one year earlier. The improved operating results for the first quarter of 1994 were primarily due to an increase in long distance traffic and operating expense reductions as a percent of revenue.


                   OPERATING RESULTS AS A PERCENT OF REVENUE

                                           Three Months Ended
                                                March 31,
                                           ------------------
                                            1994       1993
                                           ------     ------

     Revenue                                100.0%    100.0%
     Communication Services                 (53.9)    (54.5)
                                           ------     ------
        Gross Margin                         46.1%     45.5%
     Sales, general and administrative      (24.1)    (28.0)
     Depreciation and amortization          ( 3.1)    ( 2.8)
                                           ------     ------
        Operating income                     18.9%     14.7%
                                           ------     ------
                                           ------     ------


     During the first quarter of 1993, the Company adopted Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" ("Statement 109") which resulted in the recording of a net deferred tax asset related primarily to future tax benefits which are expected to be realized upon utilization of a portion of the Company's tax net operating loss carryforwards. The cumulative effect of the change in method of accounting for income taxes resulted in an increase in income of $13.5 million in the first quarter of 1993. Net income for the three months ended March 31, 1993 was $21.5 million.

     Billable minutes have continued to increase since the third quarter of 1990 when compared to the same quarter in the prior year.
For the third quarter in a row, billable minutes have reached the highest level in the Company's history. The increase in billable minutes results from traffic growth generated by new customers, minutes from the acquisition of a customer base, increased sales productivity, the introduction of new products and increased minutes per customer offset by billable minutes lost through attrition of existing customers. The results of operations for the three months ended March 31, 1994 reflect a continuation of the trend of strong financial performance as indicated by an 83.0% increase in income before the cumulative effect of the accounting change from the comparable quarter of 1993.


REVENUE

        Revenue increased by 27.4% for the three months ended March 31, 1994 from the comparable period of 1993. Billable minutes again reached the highest level in the history of the Company, increasing by 33.0% for the three months ended March 31, 1994 over the comparable period in 1993. Additionally, resellers contributed $18.1 million to revenue during the quarter, up over 160% from the comparable quarter one year earlier. The Company's revenue per minute continues to be above the industry average, though it has decreased from the prior year quarter resulting from changes in the sales mix.

        The first full month revenue from new sales in the first quarter of 1994 was significantly higher than the same period one year earlier. The increased revenue from new sales along with growth in revenue from existing customers continues to outpace revenue lost from the attrition of customers.

        The provision for uncollectible revenue was 1.8% of gross revenue for the three months ended March 31, 1994 and 2.6% for the same period of 1993. Controls and procedures continue to be reviewed to improve the collection process and provide earlier detection of credit risks.


OPERATING EXPENSES

        The Company's primary cost is for communication services, which represents the costs of originating and terminating calls via local exchange carriers (primarily Bell Operating Companies). Also included in communication services are the costs of owning and leasing long-haul bulk transmission capacity.

        The cost of communication services increased $14.5 million during the three month period ended March 31, 1994 compared to the same period in 1993. This cost, however, declined as a percent of net revenue for the comparable periods. By the use of high volume fixed price leased facilities to transmit traffic and lower prevailing unit prices for such capacity, the Company has successfully reduced its network costs as a percent of revenue.


        Sales, general and administrative expenses increased by 9.5% for the three month period ended March 31, 1994 from the same period one year earlier (but was lower as a percent of revenue). The increase reflects increased commissions, new sales channel program costs and other expenses related to greater sales activity. First quarter 1994 results include a $1.2 million addition to pre-tax income resulting from the settlement of a state telecommunications excise tax dispute.

        Depreciation and amortization increased 41.1% from the first quarter of 1993 to the same quarter in 1994. This is primarily due to the amortization of the costs related to the acquisition of a customer base.


INTEREST EXPENSE

        Net interest expense decreased 55.5% for the three months ended March 31, 1994 compared to the same period in 1993. This resulted from principal payments in 1993, reduced interest related to the replacement of the 1992 Notes with the 1993 Notes, increased interest income due to higher cash balances, the elimination of borrowings under the Revolving Credit Facility as well as capital Lease expirations.


INCOME TAXES

        The effective tax rate increased from 29.5% for the first quarter of 1993 to 36.0% for the first quarter of 1994, due to the increase in the federal income tax rate and the increase in taxable income which results in a decrease in the impact of the Company's annual available $10 million net operating loss carryforward on the effective rate.

LIQUIDITY AND CAPITAL RESOURCES

        For the quarters ended March 31, 1994 and 1993, the Company generated positive cash flow from operations of $24.6 million and $11.2 million, respectively. The positive cash flow reflects fifteen consecutive quarters of increased revenue and operating profits compared to prior year comparable quarters.

        The positive cash flow from operations resulted in working capital of $17.0 million at March 31, 1994 compared to a $1.4 million at December 31, 1993. The increase in working capital is largely attributable to: (a) the increase in accounts receivable due to the increase in revenue and (b) the increase in cash attributable to the increased cash flow.

        In addition to the positive cash flow from operations, the Company's liquidity position is further strengthened by the availability under the Revolving Credit Facility ("Facility"). The Facility provides for borrowings up to $40.0 million based on the level of accounts receivable and expires June 30, 1995. Under this Facility, the Company is able to minimize interest expense by structuring the borrowings under three alternatives. The effective rate under the Facility during 1993 approximated 5.8%. There have been no borrowings under the Facility during 1994. As of March 31, 1994, the Company had borrowing availability of $40.0 million and no balance outstanding.

        Further evidence of the Company's strong liquidity position was the Company's ability to finance the purchase, in April 1994, of $5.0 million of the Company's 1993 Notes from cash flow from operations.

        Because the Company has chosen to lease rather than own its transmission facilities, the Company's requirements for capital expenditures are modest. Capital expenditures totaled $4.7 million for the first quarter of 1994 and are expected to be $20 - $25 million for the year ended December 31, 1994. Capital expenditures during the first quarter of 1994 included projects for enhanced efficiency and technical advancement in the network, information systems and customer service. Future investment requirements for capital expenditures relate directly to traffic growth which necessitates the purchase of switching and related equipment. In addition, a major component of the capital budget relates to technological advancements as the Company continually updates its network capabilities to offer enhanced products and services.

        Management believes that the Company's cash flow from operations will provide adequate sources of liquidity to meet the Company's anticipated short and long term liquidity needs.

                           PART II: OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                       Incorporated       Page
Exhibit                               Filed            Herein by          Number
Number               Description      Herewith         Reference to:      Herein
- - ------               -----------      --------         ------------       ------
11.1             Computation of                        Exhibit 11.1 to
                 Earnings Per Share                    ALC First Quarter
                 (ALC)                                 1994 10-Q

DEFINITIONS: ALC:           ALC Communications Corporation

The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1994.

                                   SIGNATURES


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLNET COMMUNICATION SERVICES, INC.
                                                  (Registrant)



                                                By:/s/ Marvin C. Moses
                                                   ---------------------------
                                                   Marvin C. Moses, Executive
                                                   Vice President and Chief
                                                   Financial Officer



                                                By:/s/ Marilyn M. Lesnau
                                                   ---------------------------
                                                   Marilyn M. Lesnau, Vice
                                                   President, Controller and
                                                   Chief Accounting Officer




Dated: May 13, 1994