Form 10-Q/A
period 1994-06-30
ALLNET COMMUNICATION SERVICES INC
filed 1994-09-22
CIK 716612

                                 FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                      AMENDMENT TO APPLICATION OR REPORT
                Filed pursuant to Section 12, 13, or 15(d) of
                     THE SECURITIES EXCHANGE ACT OF 1934



                     ALLNET COMMUNICATION SERVICES, INC.
                               (Name of Issuer)


                               Amendment No. 1

        The undersigned registrant hereby amends certain portions of Part II,
Item 6.(a) and Exhibit 10.2, appearing in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (Form 10-Q).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALLNET COMMUNICATION SERVICES, INC.
                                              a Michigan corporation


                                            By: /s/ Marvin C. Moses
                                                -------------------------------
                                                Marvin C. Moses,
                                                Executive Vice President
                                                and Chief Financial Officer


Dated: September 22, 1994

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
10.1                       Amended & Restated          X
                           Fiber Optic Lease
                           Agrmt. between MSM
                           and Allnet
                           August 1, 1994
                           (CONFIDENTIAL TREATMENT
                           REQUESTED FOR CERTAIN
                           PORTIONS OF THIS EXHIBIT)

10.2                       Digital Service             X
                           Agrmt. between MSM
                           and Allnet
                           August 5, 1994
                           (CONFIDENTIAL TREATMENT
                           REQUESTED FOR CERTAIN
                           PORTIONS OF THIS EXHIBIT)

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

                                   EXHIBIT A

                             Initial Purchase Order


         CITY PAIR                           CIRCUIT MILEAGE
         ---------                           ---------------

           *                                        *




        The DS-O Circuit Mile Rate will be * per DS-O mile for the

                                      *




         The Requested Service Commencement Date of each of the above Circuits is as soon as possible after the date MCI makes such Circuits available to Lessor.

         The Circuit Lease Term of each of the above Circuits will be     *
from the Activation Date thereof.



                     * Confidential Treatment Applied For