Form 10-Q/A
period 1994-06-30
ALLNET COMMUNICATION SERVICES INC
filed 1994-10-14
CIK 716612

                                 FORM 10-Q/A


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      AMENDMENT TO APPLICATION OR REPORT
                Filed pursuant to Section 12, 13, or 15(d) of
                     THE SECURITIES EXCHANGE ACT OF 1934

                     ALLNET COMMUNICATIONS SERVICES, INC.
                               (Name of Issuer)

                               Amendment No. 2


        The undersigned registrant hereby amends Exhibit 10.2, appearing in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (Form 10-Q).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLNET COMMUNICATIONS SERVICES, INC.
                                        a Michigan corporation


                                       By: /s/ Marvin C. Moses
                                          -----------------------------
                                          Marvin C. Moses,
                                          Executive Vice President
                                          and Chief Financial Officer


Dated:  October 13, 1994

                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits required by Item 601 of Regulation S-K

                                EXHIBIT INDEX
                    [refer to definitions at end of Index]

                                                   Incorporated          Page
Exhibit                              Filed         Herein by             Number
Number            Description        Herewith      Reference to:         Herein
- - ------------      -----------        --------      -------------         ------

10.2           Digital Service           X
               Agrmt. between MSM
               and Allnet
               August 5, 1994
               (CONFIDENTIAL TREATMENT
               REQUESTED FOR CERTAIN
               PORTIONS OF THIS EXHIBIT)

DEFINITIONS:  ALLNET:   Allnet Communication Services, Inc.
              MSM:      MSM Associates, Limited Partnership

The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

Exhibit 10.2 is included pursuant to SEC Regulation S-K, Item 601(b)(19).