Form 10-Q/A
period 1994-09-30
ALLNET COMMUNICATION SERVICES INC
filed 1994-12-21
CIK 716612

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

                               Amendment No. 1

        The undersigned registrant hereby amends Exhibit 27.1, appearing in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 (Form 10-Q).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ALLNET COMMUNICATION SERVICES, INC.
                                  a Michigan corporation

                                By: /s/ Marvin C. Moses
                                   --------------------------
                                   Marvin C. Moses,
                                   Executive Vice President
                                   and Chief Financial Officer

Dated: December 21, 1994

                          PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits required by Item 601 of Regulation S-K

                                EXHIBIT INDEX
                    (refer to definitions at end of Index)




                                                           Incorporated       Page
Exhibit                                      Filed         Herein by          Number
Number        Description                    Herewith      Reference to:      Herein
- -------       -----------                    --------      -------------      ------
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

27.1          Financial Data                    X
              Schedule


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