Form 10-Q
period 1995-03-31
ALLNET COMMUNICATION SERVICES INC
filed 1995-05-15
CIK 716612

                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period year ended:   March 31, 1995



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such cfiling requirements for the past 90 days.
                                                Yes      X      No
                                                       -----      -----


As of May 1, 1995, the registrant had 1,000 shares of Common Stock outstanding.

          OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                    March 31,                   December 31,
                                                                                      1995                          1994
                                                                                   -----------                   ------------
                                                                                   (Unaudited)
                                                                                                  (In Thousands)
Current Assets:
        Cash and cash equivalents                                                $      3,016                  $       41,412
         Accounts receivable, less allowance for doubtful accounts of
            $4,641,000 and $4,192,000                                                 103,791                          81,214
        Other current assets                                                           13,112                           7,121
                                                                                 ------------                   -------------
          Total Current Assets                                                   $    119,919                   $     129,747

Fixed Assets:
        Communication systems                                                    $    110,247                   $      91,140
        Building and other equipment                                                   40,186                          36,842
        Construction in progress                                                        3,747                           8,690
                                                                                 ------------                   -------------
                                                                                 $    154,180                    $    136,672
        Less accumulated depreciation and amortization                                 81,003                          77,514
                                                                                 ------------                   -------------
          Total Fixed Assets                                                     $     73,177                    $     59,158

Cost in excess of net assets acquired                                                  89,092                          47,267
Deferred income taxes                                                                  10,429                          10,429
Customer bases                                                                         35,210                          30,444
Other assets                                                                           13,045                           7,680
                                                                                 ------------                   -------------


            Total Assets                                                         $    340,872                   $     284,725
                                                                                 ============                   ==============


See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              March 31,              December 31,
                                                                                 1995                    1994
                                                                              ----------             -------------
                                                                             (Unaudited)
                                                                                         (In Thousands)
Current Liabilities:
        Accounts payable                                                    $      4,315          $        2,018
        Accrued liabilities                                                       40,409                  20,864
        Accrued network costs                                                     59,279                  51,672
        Taxes other than income                                                   13,986                  13,425
        Capitalized leases and other long-term debt                                  237                     232
                                                                            ------------          --------------
          Total Current Liabilities                                         $    118,226          $       88,211

Long-term Liabilities:
        Line  of Credit                                                     $      5,000
        Capitalized leases and other long-term debt                                4,084          $        3,048
        Senior Subordinated Notes                                                 79,430                  79,418
                                                                            ------------          --------------
          Total Long-Term Liabilities                                       $     88,514          $       82,466
                                                                            ------------          --------------

            Total Liabilities                                               $    206,740          $      170,677

Stockholders' Equity:
         Preferred Stock, par value $0.01; authorized -- 14,784,000 shares; issued and outstanding -- none
         Common Stock, par value $0.01; authorized -- 200,000,000
           shares; issued and outstanding -- 33,719,000
           and 33,712,000 shares                                            $        337           $         337
        Capital in excess of par value                                           140,387                 140,278
        Paid-in capital -- Warrants                                               11,715                  11,715
        Accumulated deficit                                                      (18,307)                (38,282)
                                                                            ------------          --------------

            Total Stockholders' Equity                                      $    134,132           $     114,048
                                                                            ------------          --------------

Total Liabilities and Stockholders' Equity                                  $    340,872           $     284,725
                                                                            ============          ==============


See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                Three Months Ended
                                                                           ---------------------------------
                                                                           March 31,               March 31,
                                                                             1995                    1994
                                                                           ---------               ---------
                                                                      (In Thousands Except Per Share Amounts)
Revenue                                                                   $  177,753              $  129,789

Operating Expenses:
        Cost of communication services and equipment sales                $    99,845             $    70,010
        Sales, general and administrative                                      38,812                  31,231
        Depreciation and amortization                                           5,952                   4,027
                                                                          -----------             -----------
             Total Operating Expenses                                     $   144,609             $   105,268
                                                                          -----------             -----------
             Operating Income                                             $    33,144             $    24,521

Interest expense                                                                1,294                   1,626
                                                                          -----------             -----------
Income Before Income Taxes                                                $    31,850             $    22,895
Income taxes                                                                   11,875                   8,250
                                                                          -----------             -----------
               Net Income                                                 $    19,975             $    14,645
                                                                          ===========             ===========

Net income per Common and Common equivalent share                         $      0.52             $      0.38
                                                                          ===========             ===========
Weighted average Common and Common equivalent shares                           38,154                  38,301
                                                                          ===========             ===========


See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                              March 31,              March 31,
                                                                                1995                   1994
                                                                              ----------             ----------
                                                                                          (In Thousands)
Operating Activities
        Net income                                                         $     19,975             $    14,645
        Adjustments to reconcile net income to net cash provided
          by operating activities:
            Depreciation                                                          3,486                   2,667
            Amortization of intangible assets and bond discount                   2,467                   1,372
            Provision for deferred income taxes                                                             (98)
            Increase in accounts receivable and
              other current assets                                               (4,170)                 (9,818)
            Increase in current liabilities                                      15,786                  15,817
                                                                           ------------             -----------
               Net Cash Provided by Operating Activities                   $     37,544             $    24,585

Financing Activities
        Net Proceeds from Revolving Credit Facility                        $      5,000
        Payments on long-term debt                                                 (226)            $      (243)
        Proceeds from issuance of stock                                             109                   1,665
                                                                           ------------             -----------
               Net Cash Provided by Financing Activities                   $      4,883             $     1,422

Investing Activities
        Expenditures for fixed assets                                      $     (2,000)            $    (4,706)
        Acquisition of ConferTech International, Inc.                           (64,054)
        Proceeds from sale of fixed assets                                                                  120
        Change in other non-current assets                                       (3,590)                    301
        Purchase of customer bases                                              (11,179)                 (2,372)
                                                                           ------------             -----------
               Net Cash Used in Investing Activities                       $    (80,823)            $    (6,657)
                                                                           ------------             -----------

               Increase (Decrease) in Cash and Cash Equivalents            $    (38,396)            $    19,350

Cash and cash equivalents at beginning of period                                 41,412                   1,819
                                                                           ------------             -----------
Cash and cash equivalents at end of period                                 $      3,016             $    21,169
                                                                           ============             ===========

Interest paid                                                              $        162             $        61
                                                                           ============             ===========
Income taxes paid                                                          $      1,129             $     1,531
                                                                           ============             ===========

See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 1995
                                  (Unaudited)


                                                                                                     Paid-in capital
                                                  Common Stock                   Capital in            -- Warrants
                                           ---------------------------           excess of          -----------------
                                           Shares               Amount           par value               Shares
                                           ------               ------           ----------              ------
                                                                                (In Thousands)
Balance, December 31, 1994                33,712                 $337             $140,278                3,852

  Exercise of stock options                    7                                        54

  Tax benefit from exercise of stock
      options                                                                           55

  Net income for the three months
      ended March 31, 1995
                                         -------                -----             --------               ------
Balance March 31, 1995                    33,719                 $337             $140,387                3,852
                                         =======                =====             ========               ======
                                                 Paid-in capital
                                                 -- Warrants
                                                 ---------------           Accumulated
                                                     Amount                  deficit                  Total
                                                     ------                ------------               -----
                                                                                                  (In Thousands)
Balance, December 31, 1994                           $11,715                 ($38,282)               $114,048

  Exercise of stock options                                                                                54

  Tax benefit from exercise of stock
      options                                                                                              55

  Net income for the three months
      ended March 31, 1995                                                     19,975                  19,975
                                                    --------                 --------                --------
Balance March 31, 1995                               $11,715                 ($18,307)               $134,132
                                                    ========                 ========                ========

See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 1995 and 1994

NOTE A -- MANAGEMENT'S REPRESENTATION

The consolidated financial statements included herein have been prepared by ALC management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of ALC management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.

The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and accompanying footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 31, 1994.


NOTE B -- DEFINITIVE MERGER AGREEMENT

ALC Communications Corporation entered into a definitive agreement dated April 10, 1995, to merge with Frontier Corporation ("Frontier"). The combined company, which will operate under the name Frontier Corporation, will become the fifth largest long distance company in the United States. The combined company will have total consolidated long distance, local and cellular annual revenues approximating $2 billion. Under the terms of the merger agreement, shareholders of ALC will receive 2.0 shares of Frontier for each share of ALC stock for a total of approximately 78.7 million shares. The merger is intended to qualify as a tax-free reorganization and a "pooling of interests" for accounting purposes. The merger is subject to various conditions including approval of the shareholders of the two companies and various regulatory approvals. Completion of the transaction is anticipated in the third quarter of 1995.


NOTE C -- CONFERTECH ACQUISITION

During late February 1995, ALC completed a tender offer and, by mid-March 1995, had acquired all the shares of ConferTech International, Inc. ("ConferTech"). The financial statements reflect the transaction effective March 1, 1995. ALC financed the purchase price, $66.4 million or $8.00 per share, through cash from operations as well as utilizing its line of credit. ConferTech is a leading provider of teleconferencing services and audio bridge equipment.

The purchase price has been allocated between the value of the assets acquired and the cost in excess of net assets acquired which is being amortized over 40 years.

The following unaudited proforma summary presents the Company's revenue and income as if the transaction occurred at the beginning of the periods presented. The proforma financial data is not necessarily indicitive of the results that actually would have occurred had the transaction taken place on the dates presented and do not project the Company's results of operations.

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      ---------------------------
                                                                                          1995             1994
                                                                                      ----------       ----------
                              Revenue                                                  $ 185,100        $ 140,187
                              Net income                                               $  20,038        $  14,507
                              Earnings per Common and Common
                                equivalent share                                           $0.53            $0.38


NOTE D -- REVOLVING CREDIT FACILITY

In January 1995, the Company entered into a $105 million unsecured credit facility with First Union National Bank of North Carolina and Bank One, Columbus, NA as Co-Managing Agents. Under the facility, which expires December 31, 1999, the Company is able to minimize interest expense by structuring borrowings under either of two alternatives. Each alternative has a varying interest rate associated with it. A 0.25% per annum commitment fee is charged on the unused portion of the line. As of March 31, 1995, the Company had borrowings of $5.0 million under the facility.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported net income of $20.0 million on revenue of $177.8 million for the three month period ended March 31, 1995. This compares to net income of $14.6 million on revenue of $129.8 million for the same period in 1994. Gross margin as a percent of net revenue decreased slightly from 46.1% to 43.8% for the three months ended March 31, 1995 compared to the year earlier period. The improved operating results were due primarily to an increase in long distance traffic and a reduction of sales, general and administrative expenses as a percentage of revenue. The Company's continued strong performance was reflected by the increase in operating income of $8.6 million for the three months ended March 31, 1995 over the same period one year earlier.


                                       OPERATING RESULTS AS A PERCENT OF REVENUE

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                      1995             1994
                                                                    ---------        ----------
              Revenue                                                 100.0%           100.0%
              Cost of communication services and
                   equipment sales                                    (56.2)           (53.9)
                                                                     ------           ------
                Gross Margin                                           43.8%            46.1%
              Sales, general and administrative                       (21.8)           (24.1)

              Depreciation and  amortization                           (3.4)            (3.1)
                                                                     ------           ------
                Operating Income                                       18.6%            18.9%
                                                                     ======           ======


Billable minutes have increased since the third quarter of 1990 when compared to the same quarter in the prior year. Sequentially, billable minutes have reached record levels for the seventh consecutive quarter. The increase results from traffic growth generated by new customers, including strong growth in reseller traffic, as well as increased sales productivity, the introduction of new products and increased minutes per customer partially offset by billable minutes lost through attrition of existing customers. The results of operations for the three months ended March 31, 1995 reflect a continuation of the trend of strong financial performance as indicated by a 36.4% increase in net income from the comparable quarter of 1994.

During late February 1995, ALC completed a tender offer and, by mid-March
1995, had acquired all the shares of ConferTech International, Inc. ("ConferTech"). The financial statements reflect the transaction effective
March 1, 1995. ALC financed the purchase price, $66.4 million or $8.00 per share, through cash from operations as well as utilizing its line of credit. ConferTech is a leading provider of teleconferencing services and audio bridge equipment. Operating income for 1995 relating to ConferTech totaled $0.5 million or approximately 1.6% of total operating income.

DEFINITIVE MERGER AGREEMENT

ALC Communications Corporation entered into a definitive agreement dated April 9, 1995, to merge with Frontier Corporation ("Frontier"). The combined company, which will operate under the name Frontier Corporation, will become the fifth largest long distance company in the United States. The combined company will have total consolidated long distance, local and cellular annual revenues approximating $2 billion. Under the terms of the merger agreement, shareholders of ALC will receive 2.0 shares of Frontier for each share of ALC stock for a total of approximately 78.7 million shares. The merger is intended to qualify as a tax-free reorganization and a "pooling of interests" for accounting purposes. The merger is subject to various conditions including approval of the shareholders of the two companies and various regulatory approvals. Completion of the transaction is anticipated in the third quarter of 1995.


REVENUE

Revenue increased by 37.0% for the three months ended March 31, 1995 from the comparable period of 1994. Billable minutes again reached the highest level in the history of the Company, increasing by 50.5% for the three months ended March 31, 1995 over the comparable period in 1994. The first full month revenue from new sales in the first quarter of 1995 has increased from the same period one year earlier. The Company's base revenue per minute of 16.0 cents continues to be strong, though it has decreased from the prior year quarter level primarily due to changes in the sales mix. Revenue from the ConferTech acquisition totaled $4.6 million (one month) and represented 2.6% of the total growth in revenue from the same quarter in the prior year.

Reseller revenue has continued to grow significantly from prior year periods reaching over 30% of net revenue for the three months ended March 31, 1995. Although reseller revenue per minute (between 11 cents and 12 cents) is lower than regular commercial traffic the increased reseller traffic has a positive impact on operating income due to low incremental sales, general and administrative costs. Growth was also impacted positively by a major reseller customer whose revenue has increased substantially in the last several months and comprises approximately 16.0% of total revenue for 1995 to date. It is ALC's understanding that this reseller, through a joint venture, will be installing long distance switching capacity during 1995 which, as completed, would result in over half of this traffic gradually moving to the joint venture network. However, the joint venture has in turn entered into a three year contract with Allnet effective as of April 1, 1995. Allnet will terminate the joint venture traffic which cannot be terminated on the venture's own network. Allnet also obtained provisions regarding exclusivity and minimums.


The provision for uncollectible revenue was 1.5% of gross revenue for the three months ended March 31, 1995 and 1.8% for the same period of 1994. Strong controls and procedures in the collection and credit risk detection processes have enabled the Company to sustain a low bad debt rate.

OPERATING EXPENSES

The Company's primary cost is for communication services, which represents the costs of originating and terminating calls via local exchange carriers (primarily Bell Operating Companies). Also included in communication services are the costs of owning and leasing long-haul transmission capacity as well as bridges and the cost of providing conferencing services.

The cost of communication services and equipment sales increased $29.8 million during the three month period ended March 31, 1995 compared to the same period in 1994. This cost increased as a percent of net revenue for the comparable periods, due in part to the significant concentration of reseller traffic which has a lower rate per minute than regular commercial traffic. However, by the use of high volume fixed price leased facilities to transmit traffic and lower prevailing unit prices for such capacity, the Company has reduced its long-haul transmission costs to less than 7% of revenue.

Sales, general and administrative expense increased by 24.3% for the three month period ended March 31, 1995 from the same period one year earlier (but decreased to 21.8% of revenue). The dollar increase reflects increased salaries and other expenses related to greater sales activity as well as the costs incurred by ConferTech in 1995. Results for 1994 include a $1.2 million cost reduction, recorded in the first quarter of the year, resulting from the favorable settlement of a state telecommunications excise tax dispute.

Depreciation and amortization increased 47.8% from the first three months of 1995 compared to the same period in 1994. This increase is the result of depreciation on newly acquired fixed assets and amortization of intangible assets associated with the purchase of ConferTech and various customer bases.


INTEREST EXPENSE

Net interest expense decreased 20.4% for the three months ended March 31, 1995 compared to the same period in 1994 due to improved cash flow from operations and interest income. Additionally, a $5.0 million redemption of the 1993 Notes was made in April 1994. These positive factors were somewhat offset by increased interest expense due to borrowings made during late February and March under the Revolving Credit Facility ("Facility") to finance the ConferTech acquisition.


INCOME TAXES

The effective tax rate increased from 36.0% for the first three months of 1994 to 37.3% for the first three months of 1995, due to the increase in income (which results in a decrease in the favorable impact of the Company's annual available $10 million net operating loss carryforward on the effective tax rate).


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1995 and 1994, the Company generated positive cash flow from operations of $37.5 million and $24.6 million, respectively. The positive cash flow reflects nineteen consecutive quarters of increased revenue and operating profits compared to prior year comparable quarters.

The Company's working capital was $1.7 million at March 31, 1995 compared to $41.5 million at December 31, 1994. The decrease in working capital is largely the result of the $38.3 million decrease in the cash balance resulting from the use of funds for the acquisition of ConferTech and the $27.2 million increase in accrued liabilities and network costs attributable to increased volume, offset by the $22.6 million increase in accounts receivable due to the increase in revenue.

Evidence of the Company's strong liquidity position was its ability to finance the purchase of ConferTech during March of 1995. ALC paid an aggregate purchase price of $66.4 million dollars, financing the purchase through cash from operations as well as utilizing its Revolving Credit Facility. As of March 31, 1995, the Company had borrowings of only $5.0 million remaining under the Facility and the balance was paid completely in early May.

In addition to the positive cash flow from operations, the Company's liquidity position is further strengthened by the availability under the Revolving Credit Facility. The Facility provides for borrowings up to $105.0 million and expires December 31, 1999. Under this Facility, the Company is able to minimize interest expense by structuring the borrowings under either of two alternatives. Each alternative has a varying interest rate associated with it. As of March 31, 1995, the Company had $100.0 million available under the line.

Because the Company has chosen to lease rather than own its transmission facilities, the Company's requirements for capital expenditures are modest. Capital expenditures totaled $2.0 million for the first three months of 1995 and are expected to be approximately $30 million for the year ended December 31, 1995 (without factoring in the potential impact of the pending Frontier merger). Capital expenditures year to date 1995 included projects for enhanced efficiency and technical advancement in the network, information systems and customer service. Future investment requirements for capital expenditures relate directly to traffic growth which necessitates the purchase of switching and related equipment. In addition, a major component of the capital budget relates to technological advancements as the Company continually updates its network capabilities to offer enhanced products and services.

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

                          PART II: OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                            Incorporated             Page
Exhibit                                    Filed            Herein by                Number
Number            Description              Herewith         Reference to:            Herein
- ------           ------------              ----------       -------------            ------
10.1             Short Term Incentive                       Exhibit 10.1 to
                 Program                                    ALC First Quarter
                                                            1995 10-Q

10.2             Form Severance                             Exhibit 10.2 to
                 Agreement, amended/                        ALC First Quarter
                 restated April 9, 1995                     1995 10-Q

11.1             Computation of Per                         Exhibit 11.1 to
                 Share Earnings                             ALC First Quarter
                                                            1995 10-Q

27.1             Financial Data Schedule   X

DEFINITIONS:       ALC:     ALC Communications Corporation, Inc.

The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1995.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALLNET COMMUNICATION SERVICES, INC.
                                                     (Registrant)

                                      By: /s/ Marvin C. Moses
                                          ------------------------------------
                                              Marvin C. Moses, Executive
                                              Vice President and Chief
                                                Financial Officer

                                       By:/s/ Marilyn M. Price
                                          -----------------------------------
                                              Marilyn M. Price, Vice
                                              President, Controller and
                                                Chief Accounting Officer

Dated:   May 12, 1995