Form 10-Q/A
period 1995-03-31
ALLNET COMMUNICATION SERVICES INC
filed 1995-07-13
CIK 716612

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



                               Amendment No. 1



     The undersigned registrant hereby amends certain portions of Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 (Form 10-Q).

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


Dated:  July 13, 1995

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported net income of $20.0 million on revenue of $177.8 million for the three month period ended March 31, 1995. This compares to net income of $14.6 million on revenue of $129.8 million for the same period in 1994. Gross margin (Revenue less Cost of communication services and equipment sales) as a percent of net revenue decreased slightly from 46.1% to 43.8% for the three months ended March 31, 1995 compared to the year earlier period. The improved operating results were due primarily to an increase in long distance traffic and a reduction of sales, general and administrative expenses as a percentage of revenue. The Company's continued strong performance was reflected by the increase in operating income of $8.6 million for the three months ended March 31, 1995 over the same period one year earlier.


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
                                                                     ======           ======


Billable minutes have increased since the third quarter of 1990 when compared to the same quarter in the prior year. Sequentially, billable minutes have reached record levels for the seventh consecutive quarter. The increase results from a 35.1% increase in traffic generated by new customers, including strong growth in reseller traffic, as well as increased sales productivity, the introduction of new products and increased minutes per customer partially offset by billable minutes lost through attrition of existing customers. The results of operations for the three months ended March 31, 1995 reflect a continuation of the trend of strong financial performance as indicated by a 36.4% increase in net income from the comparable quarter of 1994.

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


REVENUE

Revenue increased by 37.0% for the three months ended March 31, 1995 from the comparable period of 1994. Billable minutes again reached the highest level in the history of the Company, increasing by 50.5% for the three months ended March 31, 1995 over the comparable period in 1994. The first full month revenue from new sales in the first quarter of 1995 has increased 35.1% from the same period one year earlier. The Company's base revenue per minute of
16.0 cents continues to be strong, though it has decreased from the prior year quarter level of 18.1 cent per minute primarily due to changes in the sales mix. Revenue from the ConferTech acquisition totaled $4.6 million (one month) and represented 2.6% of the total growth in revenue from the same quarter in the prior year.

Reseller revenue has continued to grow significantly from the prior year period level of 14.8% of net revenue to over 30% of net revenue for the three months ended March 31, 1995. Although reseller revenue per minute (between 11 cents and 12 cents) is lower than regular commercial traffic, the increased reseller traffic has a positive impact on operating income due to low incremental sales, general and administrative costs. Growth was also impacted positively by a major reseller customer whose revenue has increased substantially in the last several months and comprises approximately 16.0% of total revenue for 1995 to date. It is ALC's understanding that this reseller, through a joint venture, will be installing long distance switching capacity during 1995 which, as completed, would result in over half of this traffic gradually moving to the joint venture network. However, the joint venture has in turn entered into a three year contract with Allnet effective as of April 1, 1995. Allnet will terminate the joint venture traffic which cannot be terminated on the venture's own network. Allnet also obtained provisions regarding exclusivity and minimums.


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

Sales, general and administrative expense increased by 24.3% for the three month period ended March 31, 1995 from the same period one year earlier (but decreased to 21.8% of revenue). The dollar increase reflects increased salaries and other expenses related to a 28.7% increase in headcount to support the greater sales activity as well as the costs incurred by ConferTech in 1995. Results for 1994 include a $1.2 million cost reduction, recorded in the first quarter of the year, resulting from the favorable settlement of a state telecommunications excise tax dispute.

Depreciation and amortization increased 47.8% from the first three months of 1995 compared to the same period in 1994. This increase is the result of a 30.7% increase in depreciation due to newly acquired fixed assets and a 79.8% increase in amortization of intangible assets associated with the purchase of ConferTech and various customer bases.


INTEREST EXPENSE

Net interest expense decreased 20.4% for the three months ended March 31, 1995 compared to the same period in 1994 due to improved cash flow from operations and a $0.4 million increase in interest income. Additionally, a $5.0 million redemption of the 1993 Notes was made in April 1994. These positive factors were somewhat offset by increased interest expense due to borrowings made during late February and March under the Revolving Credit Facility ("Facility") to finance the ConferTech acquisition.


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

Evidence of the Company's strong liquidity position was its ability to finance the purchase of ConferTech during March of 1995. ALC paid an aggregate purchase price of $66.4 million, financing the purchase through cash from operations as well as utilizing its Revolving Credit Facility. As of March 31, 1995, the Company had borrowings of only $5.0 million remaining under the Facility and the balance was paid completely in early May.

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