Form 10-Q
period 1995-06-30
ALLNET COMMUNICATION SERVICES INC
filed 1995-08-14
CIK 716612

                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended:  June 30, 1995



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes    __X__      No____



As of August 1, 1995, the registrant had 1,000 shares of Common Stock outstanding.

          OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          June 30,             December 31,
                                                                                           1995                  1994
                                                                                         ---------            ---------
                                                                                        (Unaudited)
                                                                                                   (In Thousands)
Current Assets:
  Cash and cash equivalents                                                          $    2,876              $  41,412
  Accounts receivable, less allowance for doubtful accounts of
     $4,647,000 and $4,192,000                                                          110,999                 81,214
  Other current assets                                                                   17,944                  7,121
                                                                                     ----------              ---------
    Total Current Assets                                                             $  131,819              $ 129,747

Fixed Assets:
  Communication systems                                                              $  105,804              $  91,140
  Building and other equipment                                                           47,746                 36,842
  Construction in progress                                                                8,572                  8,690
                                                                                     ----------              ---------
                                                                                     $  162,122              $ 136,672
  Less accumulated depreciation and amortization                                         84,311                 77,514
                                                                                     ----------              ---------
    Total Fixed Assets                                                               $   77,811              $  59,158

Cost in excess of net assets acquired                                                    88,446                 47,267
Customer bases                                                                           35,706                 30,444
Deferred income taxes                                                                    10,429                 10,429
Other assets                                                                             13,055                  7,680




                                                                                     ----------              ---------
      Total Assets                                                                   $  357,266              $ 284,725
                                                                                     ==========              =========

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          June 30,             December 31,
                                                                                           1995                   1994
                                                                                         ---------             -------------
                                                                                        (Unaudited)
                                                                                                    (In Thousands)
Current Liabilities:
  Accounts payable                                                                   $     4,886                $     2,018
  Accrued liabilities                                                                     31,495                     20,864
  Accrued network costs                                                                   66,752                     51,672
  Taxes other than income                                                                 12,151                     13,425
  Capitalized leases and other long-term debt                                                218                        232
                                                                                     -----------                -----------
    Total Current Liabilities                                                        $   115,502                $    88,211

Long-term Liabilities:
  Capitalized leases and other long-term debt                                        $     3,953                $     3,048
  Senior Subordinated Notes                                                               79,442                     79,418
                                                                                     -----------                -----------
    Total Long-Term Liabilities                                                      $    83,395                $    82,466
                                                                                     -----------                -----------

      Total Liabilities                                                              $   198,897                $   170,677

Stockholders' Equity:
  Preferred Stock, par value $0.01; authorized -- 14,784,000 shares; issued and outstanding -- none
  Common Stock, par value $0.01; authorized -- 200,000,000
    shares; issued and outstanding -- 34,439,000
    and 33,712,000 shares                                                            $       344                $       337
  Capital in excess of par value                                                         145,025                    140,278
  Paid-in capital -- Warrants                                                             11,091                     11,715
  Retained earnings (deficit)                                                              1,909                    (38,282)
                                                                                     -----------                -----------
      Total Stockholders' Equity                                                     $   158,369                $   114,048
                                                                                     -----------                -----------
Total Liabilities and Stockholders' Equity                                           $   357,266                $   284,725
                                                                                     ===========                ===========



See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                          Three Months Ended                       Six Months Ended
                                                     -------------------------------         ---------------------------
                                                     June 30,               June 30,         June 30,           June 30,
                                                       1995                   1994             1995               1994
                                                     ---------              --------         ---------          --------
                                                                      (In Thousands Except Per Share Amounts)
Revenue                                              $    197,238         $    135,908        $    374,991    $  265,697

Operating Expenses:
  Cost of communication services
    and equipment sales                              $    111,270         $      74,388       $    211,115    $  144,398
  Sales, general and administrative                        45,071                32,451             83,883        63,682
  Depreciation and amortization                             6,956                 4,263             12,908         8,290
                                                     ------------         -------------       ------------    ----------
       Total Operating Expenses                      $    163,297         $     111,102       $    307,906    $  216,370
                                                     ------------         -------------       ------------    ----------
       Operating Income                              $     33,941         $      24,806       $     67,085    $   49,327

Interest expense                                            1,600                 1,615              2,894         3,241
                                                     ------------         -------------       ------------    ----------
Income Before Income Taxes                           $     32,341          $     23,191       $     64,191    $   46,086
Income taxes                                               12,125                 8,350             24,000        16,600
                                                     ------------         -------------       ------------    ----------
         Net Income                                  $     20,216          $     14,841       $     40,191    $   29,486
                                                     ============         =============       ============    ==========
Net income per Common and
   Common equivalent share                           $       0.52          $       0.39       $       1.04    $     0.77
                                                     ============         =============       ============    ==========

Weighted average Common and
   Common equivalent shares                                38,971                38,282             38,605        38,289
                                                     ============         =============       ============    ==========



See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six Months Ended
                                                                      --------------------------------
                                                                      June 30,                June 30,
                                                                        1995                   1994
                                                                      --------------------------------
Operating Activities
  Net income                                                        $     40,191          $    29,486
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                         7,734                5,430
      Amortization of intangible assets and bond discount                  5,174                2,942
      Provision for deferred income taxes                                                         (98)
      Increase in accounts receivable and
        other current assets                                             (17,337)             (15,298)
      Increase in current liabilities                                     15,015               15,564
                                                                    ------------          -----------
         Net Cash Provided by Operating Activities                  $     50,777          $    38,026

Financing Activities
  Payments on long-term debt                                        $       (460)         $      (490)
  Proceeds from issuance of stock                                          2,281                2,811
  Retirement of senior subordinated notes                                                      (5,017)
                                                                    ------------          -----------
         Net Cash Provided by (Used in) Financing Activities        $      1,821          $    (2,696)

Investing Activities
  Expenditures for fixed assets                                     $    (10,894)         $   (10,241)
  Acquisition of ConferTech International, Inc.                          (64,054)
  Proceeds from sale of fixed assets                                                              121
  Change in other non-current assets                                      (2,666)                 206
  Purchase of customer bases                                             (13,520)              (4,229)
                                                                    ------------          -----------
         Net Cash Used in Investing Activities                      $    (91,134)         $   (14,143)
                                                                    ------------          -----------
         Increase (Decrease) in Cash and Cash Equivalents           $    (38,536)         $    21,187

Cash and cash equivalents at beginning of period                          41,412                1,819
                                                                    ------------          -----------
Cash and cash equivalents at end of period                          $      2,876          $    23,006
                                                                    ============          ===========
Interest paid                                                       $      3,960          $     3,917
                                                                    ============          ===========
Income taxes paid                                                   $     23,536          $     8,952
                                                                    ============          ===========

See notes to consolidated financial statements

               ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Six Months Ended June 30, 1995
                                 (Unaudited)

                                                                                                       Paid-in capital
                                                       Common Stock                Capital in            -- Warrants
                                                    --------------------           excess of       -------------------------
                                                    Shares        Amount           par value          Shares         Amount
                                                    ------        ------           ---------       ------------      -------
                                                                                                  (In Thousands)
Balance, December 31, 1994                           33,712          $337           $140,278          3,852          $11,715

 Exercise of warrants                                   585             6              2,258           (585)            (624)

 Exercise of stock options                              142             1                640

 Tax benefit from exercise of stock
     options                                                                           1,849

 Net income for the six months
     ended June 30, 1995
                                                     ------         -----           --------          -----          -------
Balance June 30, 1995                                34,439          $344           $145,025          3,267          $11,091
                                                     ======         =====           ========          =====          =======


                                                   Retained
                                                   earnings
                                                   (deficit)          Total
                                                   ---------        ---------
Balance, December 31, 1994                         ($38,282)         $114,048

 Exercise of warrants                                                   1,640

 Exercise of stock options                                                641

 Tax benefit from exercise of stock
     options                                                            1,849

 Net income for the six months
     ended June 30, 1995                             40,191            40,191
                                                    -------         ---------
Balance June 30, 1995                               $ 1,909          $158,369
                                                    =======         =========





See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 1995 and 1994

NOTE A -- MANAGEMENT'S REPRESENTATION

The consolidated financial statements included herein have been prepared by ALC management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of ALC management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994.

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


NOTE B -- DEFINITIVE MERGER AGREEMENT

ALC Communications Corporation entered into a definitive agreement dated April 9, 1995, to merge with Frontier Corporation ("Frontier"). The combined company, which will operate under the name Frontier Corporation, will become the fifth largest long distance company in the United States. The combined company will have total consolidated long distance, local and cellular annual revenues approximating $2 billion. Under the terms of the merger agreement, shareholders of ALC will receive 2.0 shares of Frontier for each share of ALC stock for a total not to exceed 83.5 million shares. The merger is intended to qualify as a tax-free reorganization and a "pooling of interests" for accounting purposes. The merger is subject to various conditions including approval of the shareholders of the two companies and various regulatory approvals. Both the Company and Frontier have scheduled shareholder meetings on August 16, 1995 to seek approval for the merger from their shareholders. The Company expects that regulatory approval will have been received by that date. The transaction is expected to be effective as of August 16, 1995.


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

The following unaudited proforma summary presents the Company's revenue and income as if the transaction occurred at the beginning of the periods presented. The proforma financial data is not necessarily indicative of the results that actually would have occurred had the transaction taken place on the dates presented and do not project the Company's results of operations.


                                  Three months ended    Six months ended
                                         June 30,             June 30,
                                  ------------------    ----------------
                                  1995          1994    1995        1994
                                  ----          ----    ----        ----
                                  (in thousands except per share amounts)

Revenue                          $197,238    $145,819   $382,338  $286,006
Net income                       $ 20,216    $ 13,841   $ 40,254  $  8,348
Earnings per Common and
  Common equivalent share        $   0.52    $   0.36   $   1.04  $   0.74


NOTE D -- REVOLVING CREDIT FACILITY

In January 1995, the Company entered into a $105 million unsecured credit facility with First Union National Bank of North Carolina and Bank One, Columbus, NA as Co-Managing Agents. Under the facility, which expires December 31, 1999, the Company is able to minimize interest expense by structuring borrowings under either of two alternatives. Each alternative has a varying interest rate associated with it. A 0.25% per annum commitment fee is charged on the unused portion of the line. As of June 30, 1995, the Company had $105.0 million of availability under the facility.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported net income of $20.2 million and $40.2 million on revenue of $197.2 million and $375.0 million for the three and six month periods ended June 30, 1995. This compares to net income of $14.8 million and $29.5 million on revenue of $135.9 million and $265.7 million for the same periods in 1994. Gross margin, defined as revenue less cost of communication services and equipment sales, as a percent of net revenue decreased from 45.3% and 45.7% for the three and six months ended June 30, 1994 to 43.6% and 43.7% for the three and six months ended June 30, 1995 primarily due to the impact of lower average revenue per minute. The improved operating results were due primarily to an increase in long distance traffic and a reduction of sales, general and administrative expenses as a percentage of revenue. The Company's continued strong performance was reflected by the increase in operating income of $9.1 million and $17.8 million for the three and six months ended June 30, 1995 over the same periods one year earlier.


                   OPERATING RESULTS AS A PERCENT OF REVENUE

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                     ------------------------------------------
                                      1995       1994         1995         1994
                                     ------------------------------------------
  Revenue                            100.0%    100.0%      100.0%        100.0%
  Cost of communication services
  and equipment sales                (56.4)    (54.7)      (56.3)        (54.3)
                                      -----     -----       -----         -----
    Gross Margin                      43.6%     45.3%       43.7%         45.7%
  Sales, general and administrative  (22.9)    (23.9)      (22.4)        (24.0)
  Depreciation and  amortization      (3.5)     (3.1)       (3.4)         (3.1)
                                      -----     -----       -----         -----
    Operating Income                  17.2%     18.3%       17.9%         18.6%
                                      =====     =====       =====         =====


Billable minutes have increased since the third quarter of 1990 when compared to the same quarter in the prior year. Sequentially, billable minutes have reached record levels for the eighth consecutive quarter. The increase results from traffic growth generated by new customers, including strong growth in reseller traffic, as well as the introduction of new products partially offset by billable minutes lost through attrition of existing customers. The results of operations for the three and six months ended June 30, 1995 reflect a continuation of the trend of strong financial performance as indicated by 36.2% and 36.3% increases in net income from the comparable quarter and year to date periods of 1994.

During late February 1995, ALC completed a tender offer and, by mid-March 1995, had acquired all the shares of ConferTech International, Inc. ("ConferTech"). The financial statements reflect the transaction effective March 1, 1995. ALC financed the purchase price, $66.4 million or $8.00 per share, through cash from operations as well as utilizing its line of credit. ConferTech is a leading provider of teleconferencing services and audio bridge equipment. Operating income for the three and six months ended June 30, 1995 reflects ConferTech results since March 1, 1995. The portion of operating income relating to ConferTech totaled $1.2 million and $1.6 million or approximately 3.6% and 2.4% of total operating income.

DEFINITIVE MERGER AGREEMENT

ALC Communications Corporation entered into a definitive agreement dated April 9, 1995, to merge with Frontier Corporation ("Frontier"). The combined company, which will operate under the name Frontier Corporation, will become the fifth largest long distance company in the United States. The combined company will have total consolidated long distance, local and cellular annual revenues approximating $2 billion. Under the terms of the merger agreement, shareholders of ALC will receive 2.0 shares of Frontier for each share of ALC stock for a total not to exceed 83.5 million shares. The merger is intended to qualify as a tax-free reorganization and a "pooling of interests" for accounting purposes. The merger is subject to various conditions including approval of the shareholders of the two companies and various regulatory approvals. Both the Company and Frontier have scheduled shareholder meetings on August 16, 1995 to seek approval for the merger from their shareholders. The Company expects that regulatory approval will have been received by that date. The transaction is expected to be effective as of August 16, 1995.


REVENUE

Revenue increased by 45.1% and 41.1% for the three and six months ended June 30, 1995 from the comparable periods of 1994. Billable minutes again reached the highest level in the history of the Company, increasing by 54.2% for the three months ended June 30, 1995 over the comparable period in 1994. The first full month revenue from new sales in the first quarter of 1995 has increased from the same period one year earlier. The Company's base revenue per minute of 15.3 cents continues to be strong, though it has decreased from the prior year quarter level of 17.5 cents primarily due to changes in the sales mix. Revenue from the ConferTech acquisition totaled $13.2 million for the three months ended June 30, 1995. Excluding the impact of the ConferTech acquisition, revenue increased 35.5% for the three months ended June 30, 1995 from the comparable period in 1994.

Reseller revenue has continued to grow significantly from prior year periods reaching over 30% of net revenue for the three and six months ended June 30, 1995 compared to approximately 20% of net revenue for the same periods one year ago. Although reseller revenue per minute (between 11 cents and 12 cents) is lower than regular commercial traffic, the increased reseller traffic has a positive impact on operating income due to low incremental sales, general and administrative costs. Growth was also impacted positively by a major reseller customer whose revenue has increased substantially in the last year and a half and comprises approximately 17.6% of total revenue for 1995 to date. It is ALC's understanding that this reseller, through a joint venture, will be installing long distance switching capacity during 1995 which, as completed, would result in over half of this traffic gradually moving to the joint venture network. However, the joint venture has in turn entered into a three year contract with Allnet effective as of April 1, 1995. Allnet will terminate the joint venture traffic which cannot be terminated on the venture's own network. Allnet also obtained certain provisions regarding exclusivity and minimums.

The provision for uncollectible revenue was 1.5% of gross revenue for the three and six months ended June 30, 1995 and 1.5% and 1.7% for the same periods of 1994. Strong controls and procedures in the collection and credit risk detection processes have enabled the Company to sustain a low bad debt rate.

OPERATING EXPENSES

The Company's primary cost is for communication services, which represents the costs of originating and terminating calls via local exchange carriers (primarily Bell Operating Companies). Also included in communication services are the costs of owning and leasing long-haul transmission capacity as well as bridges and the cost of providing conferencing services.

The cost of communication services and equipment sales increased $36.9 million and $66.7 million during the three and six month periods ended June 30, 1995 compared to the same periods in 1994. This cost increased as a percent of net revenue for the comparable periods, due in part to the significant concentration of reseller traffic which has a lower rate per minute than regular commercial traffic. However, by the use of high volume fixed price leased facilities to transmit traffic and lower prevailing unit prices for such capacity, the Company has reduced its long-haul transmission costs to less than 6% of revenue for the six months ended June 30, 1995.

Sales, general and administrative expense increased by 38.9% and 31.7% for the three and six month periods ended June 30, 1995 from the same periods one year earlier (but decreased slightly as a percent of revenue). The dollar increase reflects increased salaries and other expenses related to a 23.3% increase in headcount for the six month period compared to the prior year to support the greater sales activity as well as the costs incurred by ConferTech in 1995. Results for 1994 include a $1.2 million cost reduction, recorded in the first quarter of the year, resulting from the favorable settlement of a state telecommunications excise tax dispute.

Depreciation and amortization increased 63.2% and 55.7% for the three and six months ended June 30, 1995 compared to the same periods in 1994. This increase is the result of a $2.3 million increase in year to date depreciation due to newly acquired fixed assets and a $2.3 million increase in year to date amortization of intangible assets associated with the purchase of ConferTech and various customer bases.


INTEREST EXPENSE

Net interest expense remained relatively constant for the three months ended June 30, 1995 and decreased 10.7% for the six months ended June 30, 1995 compared to the same periods in 1994 due to improved cash flow from operations and a $0.5 million increase in interest income for the six months ended June 30, 1995 compared to the same period in the prior year. Additionally, a $5.0 million redemption of the 1993 Notes was made in April 1994. These positive factors were somewhat offset by increased interest expense due to borrowings made during late February and March under the Revolving Credit Facility ("Facility") to finance the ConferTech acquisition.


INCOME TAXES

The effective tax rate increased from 36.0% for the first six months of 1994 to 37.4% for the first six months of 1995, due to the increase in income (which results in a decrease in the favorable impact of the Company's annual available $10 million net operating loss carryforward on the effective tax rate).


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1995 and 1994, the Company generated positive cash flow from operations of $50.8 million and $38.0 million, respectively.
The positive cash flow reflects twenty consecutive quarters of increased revenue and operating profits compared to prior year comparable quarters.

The Company's working capital was $16.3 million at June 30, 1995 compared to $41.5 million at December 31, 1994. The decrease in working capital is largely the result of the $38.5 million decrease in the cash balance resulting from the use of funds for the acquisition of ConferTech and the $25.7 million increase in accrued liabilities and network costs attributable to increased volume, offset by the $10.8 million increase in other current assets resulting from the ConferTech acquisition as well as the costs of the Frontier merger and the $29.8 million increase in accounts receivable due to the increase in revenue.

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

In addition to the positive cash flow from operations, the Company's liquidity position is further strengthened by the availability under the Revolving Credit Facility. The Facility provides for borrowings up to $105.0 million and expires December 31, 1999. Under this Facility, the Company is able to minimize interest expense by structuring the borrowings under either of two alternatives. Each alternative has a varying interest rate associated with it. As of June 30, 1995, the Company had $105.0 million available under the line. Upon the successful completion of the Frontier merger, the Company expects to terminate the Facility.

Because the Company has chosen to lease rather than own its transmission facilities, the Company's requirements for capital expenditures are modest. Capital expenditures totaled $10.9 million for the first six months of 1995 and are expected to be approximately $30 million for the year ended December 31, 1995 (without factoring in the potential impact of the pending Frontier merger). Capital expenditures year to date 1995 included projects for enhanced efficiency and technical advancement in the network. Future investment requirements for capital expenditures relate directly to traffic growth which necessitates the purchase of switching and related equipment. In addition, a major component of the capital budget relates to technological advancements as the Company continually updates its network capabilities to offer enhanced products and services.

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

                           PART II: OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

        (a)   Exhibits required by Item 601 of Regulation S-K

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                      Incorporated             Page
Exhibit                              Filed            Herein by                Number
Number      Description              Herewith         Reference to:            Herein
------     ------------              ----------       -------------            ------
11.1       Computation of Per                         Exhibit 11.1 to
           Share Earnings                             ALC Second Quarter
                                                      1995 10-Q

27.1       Financial Data Schedule   X

DEFINITIONS:          ALC:           ALC Communications Corporation

The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 1995.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALLNET COMMUNICATION SERVICES, INC.
                                                      (Registrant)

                                           By:/s/ Marvin C. Moses
                                                 ----------------
                                                Marvin C. Moses, Executive
                                                Vice President and Chief
                                                 Financial Officer

                                           By:/s/ Marilyn M. Price
                                                  ----------------
                                                Marilyn M. Price, Vice
                                                President, Controller and
                                                Chief Accounting Officer

Dated:   August 11, 1995

                                EXHIBIT INDEX







  Exhibit
    No.                      Description                            Page
  -------                    -----------                            ----

 Ex 27.1                     Financial Data Schedule
