Form 10-Q
period 1995-09-30
ALLNET COMMUNICATION SERVICES INC
filed 1995-11-13
CIK 716612

                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  September 30, 1995



[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
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


As of November 9, 1995, the registrant had 1,000 shares of Common Stock outstanding.

          OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                September 30  December 31,
                                                                    1995         1994
                                                                  --------     --------
                                                                 (Unaudited)
                                                                      (In Thousands)
Current Assets:
  Cash and cash equivalents                                       $  8,126     $ 41,412
  Accounts receivable, less allowance for doubtful accounts of
     $5,691,000 and $4,192,000                                     134,208       81,214
  Other current assets                                              20,256        7,121
                                                                  --------     --------
    Total Current Assets                                          $162,590     $129,747

Fixed Assets:
  Communication systems                                           $107,014     $ 91,140
  Building and other equipment                                      49,686       36,842
  Construction in progress                                          28,300        8,690
                                                                  --------     --------
                                                                  $185,000     $136,672
  Less accumulated depreciation and amortization                   103,023       77,514
                                                                  --------     --------
    Total Fixed Assets                                            $ 81,977     $ 59,158

Cost in excess of net assets acquired                               87,800       47,267
Customer bases                                                      34,664       30,444
Deferred income taxes                                               13,163       10,429
Other assets                                                        10,881        7,680




                                                                  --------     --------
      Total Assets                                                $391,075     $284,725
                                                                  ========     ========


               ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                September 30  December 31,
                                                                    1995         1994
                                                                  --------     ---------
                                                                 (Unaudited)
                                                                      (In Thousands)
Current Liabilities:
  Accounts payable                                                $ 10,494     $  2,018
  Accrued liabilities                                               35,177       20,864
  Accrued network costs                                             72,956       51,672
  Taxes other than income                                           12,058       13,425
  Payable to Frontier Corporation                                   69,264
  Capitalized leases and other long-term debt                        6,138          232
                                                                  --------     --------
    Total Current Liabilities                                     $206,087     $ 88,211

Long-term Liabilities:
  Capitalized leases and other long-term debt                     $  6,180       $3,048
  Senior Subordinated Notes                                          3,216       79,418
                                                                  --------     --------
    Total Long-Term Liabilities                                   $  9,396     $ 82,466
                                                                  --------     --------
      Total Liabilities                                           $215,483     $170,677

Stockholders' Equity:
  Preferred Stock, par value $0.01; authorized -- 14,784,000 shares at December 31, 1994, 0 at September 30, 1995; issued and outstanding -- none
  Common Stock, par value $1.00 in 1995 and $0.01 in 1994;
    authorized -- 100 shares and 200,000,000 shares;  issued and
    outstanding --  100 shares and 33,712,000 shares                           $    337
  Capital in excess of par value                                  $169,278      140,278
  Paid-in capital -- Warrants                                        9,009       11,715
  Accumulated deficit                                               (2,695)     (38,282)
                                                                  --------     --------
      Total Stockholders' Equity                                  $175,592     $114,048
                                                                  --------     --------
Total Liabilities and Stockholders' Equity                        $391,075     $284,725
                                                                  ========     ========


See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              Three Months Ended                        Nine Months Ended
                                                        -------------------------------          ---------------------------------
                                                        September 30,       September 30,        September 30,       September 30,
                                                            1995                1994                 1995                1994
                                                        ----------            --------             --------            -----------
                                                                                       (In Thousands)
Revenue                                                   $226,149            $149,054             $601,140            $414,751

Operating Expenses:
  Cost of communication services
    and equipment sales                                   $127,335            $ 80,655             $338,450            $225,053
  Sales, general and administrative                         48,157              34,696              132,040              98,378
  Depreciation and amortization                              7,078               4,555               19,986              12,845
  Costs incurred in connection with
   merger with Frontier Corporation                         37,271                                   37,271
                                                          --------            --------             --------            --------
       Total Operating Expenses                           $219,841            $119,906             $527,747            $336,276
                                                          --------            --------             --------            --------
       Operating Income                                   $  6,308            $ 29,148             $ 73,393            $ 78,475
Interest expense                                             1,723               1,380                4,617               4,621
                                                          --------            --------             --------            --------
Income Before Income Taxes and
  Extraordinary Item                                      $  4,585            $ 27,768             $ 68,776            $ 73,854
Income taxes                                                 3,350              10,175               27,350              26,775
                                                          --------            --------             --------            --------
Income Before Extraordinary Item                          $  1,235            $ 17,593             $ 41,426            $ 47,079
Extraordinary Item --loss related to
  early retirement of debt (net of
  income tax benefit of $3,650,000)                         (5,839)                                  (5,839)
                                                          --------            --------             --------            --------

         Net Income (Loss)                                $ (4,604)           $ 17,593             $ 35,587            $ 47,079
                                                          =====================================================================





See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                      -----------------------------
                                                                      September 30,    September 30,
                                                                           1995            1994
                                                                       -----------       ---------
Operating Activities
  Net income                                                           $    35,587       $  47,079
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Reserve for merger related costs                                      25,892
      Depreciation                                                          12,041           8,359
      Amortization of intangible assets and bond discount                    8,698           4,575
      Provision for deferred income taxes                                   (8,712)            (97)
      Increase (decrease) in net payable to Frontier Corporation            (5,964)
      Loss on disposal of assets                                                11
      Loss on retirement of debt, net of tax                                 5,839
      Increase in accounts receivable and
        other current assets                                               (36,332)        (23,722)
      Increase in current liabilities                                       42,276          27,637
                                                                       -----------       ---------
         Net Cash Provided by Operating Activities                     $    79,336       $  63,831

Financing Activities
  Retirement of Senior Subordinated Notes                                                $  (5,017)
  Additions to long-term debt                                          $       201
  Payments on long-term debt                                                  (483)           (768)
  Proceeds from issuance of stock                                            3,908           3,208
                                                                       -----------       ---------
         Net Cash Used in Financing Activities                         $     3,626       $  (2,577)

Investing Activities
  Expenditures for fixed assets                                        $   (34,126)      $ (18,453)
  Acquisition of ConferTech International, Inc.                            (64,054)
  Change in other non-current assets                                        (2,154)         (3,746)
  Purchase of customer bases                                               (15,914)        (10,384)
                                                                       -----------       ---------
         Net Cash Used in Investing Activities                         $  (116,248)      $ (32,583)
                                                                       -----------       ---------
         Increase (Decrease) in Cash and Cash Equivalents              $   (33,286)      $  28,671

Cash and cash equivalents at beginning of period                            41,412           1,819
                                                                       -----------       ---------
Cash and cash equivalents at end of period                             $     8,126       $  30,490
                                                                       ===========       =========
Interest paid                                                          $     6,638       $   7,890
                                                                       ===========       =========
Income taxes paid                                                      $    35,892       $  17,253
                                                                       ===========       =========

See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine Months Ended September 30, 1995
                                  (Unaudited)
                                 (In Thousands)

                                                                          Paid-in capital
                                             Common Stock     Capital in    -- Warrants
                                            ---------------   excess of   ----------------  Accumulated
                                            Shares   Amount   par value   Shares    Amount    deficit    Total
                                            ------   ------   ---------   ------    ------    -------   --------
Balance, December 31, 1994                  33,712     $337   $140,278     3,852  $11,715    ($38,282)  $114,048


 Exercise of warrants prior to August 1995
   merger with Frontier Corporation            585        6      2,258      (585)    (623)                 1,641

 Exercise of stock options                     315        3      2,265                                     2,268

 Tax benefit from exercise of stock
   options                                                      10,710                                    10,710

 Retirement of common stock in
   connection with the August 1995 merger
   with Frontier Corporation               (34,612)    (346)       346

 Exercise of warrants subsequent to August
   1995 merger with Frontier Corporation                         2,083    (2,083)  (2,083)

 Capital contribution from
   Frontier Corporation                                         11,338                                    11,338

 Net income for the nine months
   ended September 30, 1995                                                                    35,587     35,587
                                            ------    -----   --------    ------   ------     -------   --------
Balance September 30, 1995                       0       $0   $169,278     1,184   $9,009     ($2,695)  $175,592
                                            ======    =====   ========    ======   ======     =======   ========


See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 1995 and 1994

NOTE A -- MANAGEMENT'S REPRESENTATION

The consolidated financial statements included herein have been prepared by ALC management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of ALC management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994.

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


NOTE B -- MERGER WITH FRONTIER CORPORATION

Effective August 16, 1995, ALC Communications Corporation merged with Frontier Corporation ("Frontier"). The combined company operates under the name Frontier Corporation. The combined company has total consolidated long distance, local and cellular annual revenues approximating $2 billion.
Frontier Corporation had revenues of $985 million and net income of $103 million for the year ended December 31, 1994 and total assets of $1,761 million at December 31, 1994. Under the terms of the merger agreement, shareholders of ALC received 2.0 shares of Frontier for each share of ALC stock. In connection with the merger, the Company retired all but 100 shares of its Common Stock which are wholly-owned by Frontier Corporation. The merger qualifies as a tax-free reorganization and a "pooling of interests" for accounting purposes.

During the third quarter of 1995, the Company recorded merger expenses totaling $37.3 million. Included in this amount were the costs associated with the consolidation of the Allnet and Frontier long distance networks as well as the costs directly associated with effecting the merger. As part of the merger, Frontier Corporation agreed to make a capital contribution of $11.3 million to cover some of these costs. This capital contribution was received by ALC in the form of a promissory note.

At the time of the merger, the Company had 3.9 million options outstanding and
3.3 million warrants outstanding for the purchase of an equal number of shares of ALC Common Stock. After the merger, each of these options and warrants continue to be exercisable for 2 shares of Frontier Corporation common stock.

NOTE C -- RETIREMENT OF SENIOR SUBORDINATED NOTES

In late September 1995, the Company acquired, through a tender offer, $76.8 million of its Senior Subordinated Notes for $83.5 million plus accrued interest. This amount was paid by Frontier Corporation and is reflected within the Payable to Frontier Corporation balance on ALC's financial statements. The early retirement resulted in an extraordinary loss of $5.8 million, net of applicable tax of $3.7 million.


NOTE D -- CONFERTECH ACQUISITION

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

                                  Three months ended                 Nine months ended
                                     September  30,                     September  30,
                                 ---------------------            ------------------------
                                   1995         1994                1995            1994
                                 --------     --------            --------        --------
                                        (in thousands except per share amounts)
     Revenue                     $226,149     $159,891            $608,487        $445,897
     Net income                  $ (4,603)    $ 17,526            $ 35,651        $ 45,874




NOTE E -- REVOLVING CREDIT FACILITY

In January 1995, the Company entered into a $105 million unsecured credit facility with First Union National Bank of North Carolina and Bank One, Columbus, NA as Co-Managing Agents. Under the facility, which was to expire December 31, 1999, the Company was able to minimize interest expense by structuring borrowings under either of two alternatives. Each alternative has a varying interest rate associated with it. A 0.25% per annum commitment fee was charged on the unused portion of the line. As of August 16, 1995, the effective date of the merger, the Company terminated this facility.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


MERGER WITH FRONTIER CORPORATION

Effective August 16, 1995, ALC Communications Corporation merged with Frontier Corporation. The combined company, operating under the name Frontier Corporation, became the fifth largest long distance company in the United States. The combined company has total consolidated long distance, local and cellular annual revenues approximating $2 billion. Under the terms of the merger agreement, shareholders of ALC received 2.0 shares of Frontier for each share of ALC stock. The merger qualifies as a tax-free reorganization and a "pooling of interests" for accounting purposes.

During the third quarter of 1995, the Company recorded merger expenses totaling $37.3 million. Included in this amount were the costs associated with the consolidation of the Allnet and Frontier long distance networks as well as the costs directly associated with effecting the merger. As part of the merger, Frontier Corporation agreed to make a capital contribution of $11.3 million to cover some of these costs.

At the time of the merger, the Company had 3.9 million options outstanding and
3.3 million warrants outstanding for the purchase of an equal number of shares of ALC Common Stock. After the merger, each of these options and warrants continue to be exercisable for 2 shares of Frontier Corporation common stock.


RESULTS OF OPERATIONS

The Company reported net income of $35.6 million on revenue of $601.1 million for the nine month period ended September 30, 1995. This compares to net income of $47.1 million on revenue of $414.8 million for the same period in 1994. The Company's 1995 results include both a $37.3 million expense to reflect the merger with Frontier Corporation ("Frontier") and an extraordinary loss of $5.8 million related to the early retirement of approximately 96% of the Company's Senior Subordinated Debentures. Excluding these items, the Company would have reported income of $78.7 million, a 67.2% improvement over net income in the first nine months of 1994. Gross margin, defined as revenue less cost of communication services and equipment sales, as a percent of net revenue decreased from 45.7% for the nine months ended September 30, 1994 to 43.7% for the nine months ended September 30, 1995 primarily due to the impact of lower average revenue per minute. The improved operating results were due primarily to an increase in long distance traffic and a reduction of sales, general and administrative expenses as a percentage of revenue. The Company's continued strong performance was reflected by the increase in operating income (excluding merger costs) of $32.2 million for the nine months ended September 30, 1995 over the same period one year earlier.


                      OPERATING RESULTS AS A PERCENT OF REVENUE
      ----------------------------------------------------------------
                                                     NINE MONTHS ENDED
                                                       SEPTEMBER  30,
                                                      ---------------
                                                       1995      1994
                                                      -----     -----
       Revenue                                        100.0%    100.0%
       Cost of communication services and
       equipment sales                                (56.3)    (54.3)
                                                      -----     -----
        Gross Margin                                   43.7%     45.7%
       Sales, general and administrative              (22.0)    (23.7)
       Depreciation and  amortization                  (3.3)     (3.1)
                                                      -----     -----
        Operating Income excluding merger costs        18.4%     18.9%


Billable minutes have increased since the third quarter of 1990 when compared to the same quarter in the prior year. Sequentially, billable minutes have reached record levels for the eighth consecutive quarter. The increase results from traffic growth generated by new customers, including strong growth in reseller traffic, as well as the introduction of new products partially offset by billable minutes lost through attrition of existing customers. The results of operations for the nine months ended September 30, 1995 reflect a continuation of the trend of strong financial performance as indicated by a 54.8% increase in income excluding costs incurred in connection with the August 1995 merger with Frontier Corporation from the comparable year to date period of 1994.

During late February 1995, ALC completed a tender offer and, by mid-March 1995, had acquired all the shares of ConferTech International, Inc. ("ConferTech"). The financial statements reflect the transaction effective March 1, 1995. ALC financed the purchase price, $66.4 million or $8.00 per share, through cash from operations as well as utilizing its line of credit. ConferTech is a leading provider of teleconferencing services and audio bridge equipment. Operating income for the nine months ended September 30, 1995 reflects ConferTech results since March 1, 1995. The portion of operating income relating to ConferTech totaled $3.1 million or approximately 2.8% of total operating income.


REVENUE

Revenue increased by 44.9% for the nine months ended September 30, 1995 from the comparable period of 1994. Billable minutes again reached the highest level in the history of the Company, increasing by 64.8% for the three months ended September 30, 1995 over the comparable period in 1994. The Company's base revenue per minute of 14.7cents continues to be strong, though it has decreased from the prior year quarter level of 17.0cents primarily due to changes in the sales mix. Revenue from the ConferTech acquisition totaled $31.7 million for the nine months ended September 30, 1995. Excluding the impact of the ConferTech acquisition, revenue increased 37.3% for the nine months ended September 30, 1995 from the comparable period in 1994.

Reseller revenue has continued to grow significantly from prior year periods reaching over 35% of net revenue for the nine months ended September 30, 1995 compared to approximately 20% of net revenue for the same periods one year ago. Although reseller revenue per minute (between 11cents and 12cents) is lower than regular commercial traffic, the increased reseller traffic has a positive impact on operating income due to low incremental sales, general and administrative costs. Revenue growth was also positively impacted by a major carrier customer whose revenue has increased substantially for the year and represents 12.9 percent of long distance revenues for the quarter and 9.4 percent of the year to date revenues. It is the Company's understanding that this customer may be installing long distance switching capacity which, as completed, could result in a portion of this traffic gradually moving to the customer's network. However, the customer has in turn entered into a three year agreement with the Company effective April 1, 1995 and amended October 27, 1995. The Company will retain significant traffic volumes and has obtained certain provisions regarding exclusivity and minimums.

The provision for uncollectible revenue was 1.5% of gross revenue for the nine months ended September 30, 1995 and 1.7% for the same period of 1994. Strong controls and procedures in the collection and credit risk detection processes have enabled the Company to sustain a low bad debt rate.

OPERATING EXPENSES

The Company's primary cost is for communication services, which represents the costs of originating and terminating calls via local exchange carriers (primarily Bell Operating Companies). Also included in communication services are the costs of owning and leasing long-haul transmission capacity as well as bridges and the cost of providing conferencing services.

The cost of communication services and equipment sales increased $113.4 million during the nine month period ended September 30, 1995 compared to the same period in 1994. This cost increased as a percent of net revenue for the comparable periods, due in part to the significant concentration of reseller traffic which has a lower rate per minute than regular commercial traffic. However, by the use of high volume fixed price leased facilities to transmit traffic and lower prevailing unit prices for such capacity, the Company has reduced its long-haul transmission costs from 7.1% for the nine months ended September 30, 1994 to less than 6% of revenue for the nine months ended September 30, 1995.

Sales, general and administrative expense increased by 34.2% for the nine month period ended September 30, 1995 from the same period one year earlier (but decreased as a percent of revenue). The dollar increase reflects increased salaries and other expenses related to a 25.8% increase in headcount for the nine month period compared to the prior year to support the greater sales activity as well as the costs incurred by ConferTech in 1995. Results for 1994 include a $1.2 million cost reduction, recorded in the first quarter of the year, resulting from the favorable settlement of a state telecommunications excise tax dispute.

Depreciation and amortization increased 55.6% for the nine months ended September 30, 1995 compared to the same period in 1994. This increase is the result of a $3.7 million increase in year to date depreciation due to newly acquired fixed assets and a $3.5 million increase in year to date amortization of intangible assets associated with the purchase of ConferTech and various customer bases.


INTEREST EXPENSE

Net interest expense remained relatively constant for the nine months ended September 30 compared to the same period in 1994 due to improved cash flow from operations. These positive factors were somewhat offset by increased interest expense due to borrowings made during late February and March under the Revolving Credit Facility ("Facility") to finance the ConferTech acquisition. The Company's interest expense will decrease during the fourth quarter of 1995 as compared to prior quarters as a result of the Company's retirement of $76.8 million of its Senior Subordinated Notes in late September 1995.


INCOME TAXES

The effective tax rate increased from 36.3% for the first nine months of 1994 to 39.8% for the first nine months of 1995, due to the increase in income (which results in a decrease in the favorable impact of the Company's annual available $10 million net operating loss carryforward on the effective tax rate) and the impact of non-deductible merger related expenses.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1995 and 1994, the Company generated positive cash flow from operations of $79.3 million and $63.8 million, respectively. The positive cash flow reflects twenty-one consecutive quarters of increased revenue and operating profits compared to prior year comparable quarters.

In late September 1995, the Company acquired, through a tender offer, $76.8 million of its Senior Subordinated Notes for $83.5 million plus accrued interest. The early retirement resulted in an extraordinary loss of $5.8 million, net of applicable tax of $3.7 million.

Evidence of the Company's strong liquidity position was its ability to finance the purchase of ConferTech during March of 1995. ALC paid an aggregate purchase price of $66.4 million dollars, financing the purchase through cash from operations as well as utilizing its Revolving Credit Facility.

Because the Company has chosen to lease rather than own its transmission facilities, the Company's requirements for capital expenditures are modest. Capital expenditures totaled $34.1 million for the first nine months of 1995. Capital expenditures year to date 1995 included projects for enhanced efficiency and technical advancement in the network. Additional investment requirements for capital expenditures during 1995 relate primarily to the consolidation of the Frontier network with the Allnet network as well as traffic growth which necessitates the purchase of switching and related equipment. In addition, a component of the future capital budget relates to technological advancements as the Company continually updates its network capabilities to offer enhanced products and services.

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

                           PART II: OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

        (a)   Exhibits required by Item 601 of Regulation S-K

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                            Incorporated             Page
Exhibit                                    Filed            Herein by                Number
Number            Description              Herewith         Reference to:            Herein
------           ------------              ----------       -------------            ------
4.1              First Supplemental            X
                 Indenture, ALC,
                 Allnet, Star Bank, N.A.
                 Sept. 27, 1995

10.1             Employment                    X
                 Agrmt. (J.M. Zrno)
                 April 9, 1995

10.2             Employment                    X
                 Agrmt. (W.H. Oberlin)
                 April 9, 1995

10.3             Employment                    X
                 Agrmt. (M.C. Moses)
                 April 9, 1995

27.1             Financial Data Schedule       X

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

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 1995.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALLNET COMMUNICATION SERVICES, INC.
                                                      (Registrant)

                                           By: /s/ Marvin C. Moses
                                               -------------------
                                               Marvin C. Moses
                                               Executive Vice President
                                               (and principal financial officer)




Dated:   November 13, 1995

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                            Incorporated             Page
Exhibit                                    Filed            Herein by                Number
Number            Description              Herewith         Reference to:            Herein
------           ------------              ----------       -------------            ------
4.1              First Supplemental            X
                 Indenture, ALC,
                 Allnet, Star Bank, N.A.
                 Sept. 27, 1995

10.1             Employment                    X
                 Agrmt. (J.M. Zrno)
                 April 9, 1995

10.2             Employment                    X
                 Agrmt. (W.H. Oberlin)
                 April 9, 1995

10.3             Employment                    X
                 Agrmt. (M.C. Moses)
                 April 9, 1995

27.1             Financial Data Schedule       X

DEFINITIONS:       ALC:    ALC Communications Corporation
                   ALLNET: Allnet Communication Services, Inc.
